Form 10-Q
period 2009-03-31
Table Mesa Acquisitions, Inc.
filed 2009-05-12
CIK 1445226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes   [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   - Not Applicable.

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

As of March 31, 2009 the Issuer had 3,000,000 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The consolidated financial statements of Table Mesa Acquisitions, Inc., (the "Company"), a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company for the fiscal year ended December 31, 2008, as included in the Company's annual report on Form 10-K previously filed with the SEC.

TABLE MESA ACQUISITIONS, INC

FINANCIAL STATEMENTS

PERIOD ENDED MARCH 31, 2009

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet (Unaudited)	3

Statements of Operations (Unaudited)	4

Statements of Cash Flows (Unaudited)	5-6

Notes to Unaudited Financial Statements	7-8

TABLE MESA ACQUISITIONS, INC.
(A Development Stage Company)
BALANCE SHEETS

		Mar. 31, 2009
	Dec. 31, 2008	(Unaudited)
ASSETS

Current assets
Cash	$ 12,627	$ 9,318
Total current assets	12,627	9,318

Total Assets	$ 12,627	$ 9,318

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Related party payables	$ 490	$ 490
Total current liabilities	490	490

Total Liabilities	$ 490	$ 490

Stockholders' Equity
Preferred stock, $.001 par value;
20,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value;
150,000,000 shares authorized;
3,000,000 shares issued and outstanding	3,000	3,000
Additional paid in capital	18,506	18,506
Deficit accumulated during the dev. stage	(9,369)	(12,678)

Total Stockholders' Equity	12,137	8,828

Total Liabilities and Stockholders' Equity	$ 12,627	$ 9,318

The accompanying notes are an integral part of the financial statements.

TABLE MESA ACQUISITIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Period From
			Sept. 13, 2007
	Three Months	Three Months	(Inception)
	Ended	Ended	Through
	Mar. 31, 2008	Mar. 31, 2009	Mar. 31, 2009

Revenue	$ -	$ -	$ -

Operating expenses:
General and administrative	56	3,315	12,684
	56	3,315	12,684

Gain (loss) from operations	(56)	(3,315)	(12,684)

Other income (expense):
Interest income		6	6

Income (loss) before
provision for income taxes	(56)	(3,309)	(12,678)

Provision for income tax	-	-	-

Net income (loss)	$ (56)	$ (3,309)	$ (12,678)

Net income (loss) per share
(Basic and fully diluted)	$ (0.00)	$ (0.00)

Weighted average number of
common shares outstanding	3,000,000	3,000,000

The accompanying notes are an integral part of the financial statements.

TABLE MESA ACQUISITIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

Period From
	Three	Three	Sept. 13, 2007
	Months	Months	(Inception)
	Ended	Ended	Through
	Mar. 31, 2008	Mar. 31, 2009	Mar. 31, 2009

Cash Flows From Operating Activities:
Net income (loss)	$ (56)	$ (3,309)	$ (12,678)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Related party payables			490
Compensatory option issuances			506
Net cash provided by (used for)
operating activities	(56)	(3,309)	(11,682)

Cash Flows From Investing Activities:
	-	-	-
Net cash provided by (used for)
investing activities	-	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

TABLE MESA ACQUISITIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

			Period From
			Sept. 13, 2007
	Three Months	Three Months	(Inception)
	Ended	Ended	Through
	Mar. 31, 2008	Mar. 31, 2009	Mar. 31, 2009

Cash Flows From Financing Activities:
Sales of common stock			21,000
Net cash provided by (used for)
financing activities	-	-	21,000

Net Increase (Decrease) In Cash	(56)	(3,309)	9,318

Cash At The Beginning Of The Period	19,480	12,627	-

Cash At The End Of The Period	$ 19,424	$ 9,318	$ 9,318

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

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

TABLE MESA ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Liquidity and Capital Resources

As of March 31, 2009, the Company remains in the development stage.  For the period ended March 31, 2009,  the Company’s balance sheet reflects total assets of $9,318, and current liabilities of $490.

Results of Operations

During the period from September 13, 2007 (inception) through March 31, 2009, the Company has engaged in no significant operations other than organizational activities and preparation and filing of its registration statement on Form 10 under the Securities Exchange Act of 1934, as amended.   The Company had no activities during the quarter ended March 31, 2009. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination.  Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

Plan of Operations

For the fiscal year ending December 31, 2009,  the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction.  The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

Need for Additional Financing

The Company anticipates that it will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934, as amended, for the fiscal year ending December 31, 2009 and thereafter.  This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year.  Furthermore, once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: May 12, 2009