Form 10-Q
period 2009-06-30
Table Mesa Acquisitions, Inc.
filed 2009-08-05
CIK 1445226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

As of June 30, 2009 the Issuer had 3,000,000 shares of common stock issued and outstanding.

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

TABLE MESA ACQUISITIONS, INC

FINANCIAL STATEMENTS

PERIOD ENDED MARCH 31, 2009

TABLE MESA ACQUISITIONS, INC.
(A Development Stage Company)
BALANCE SHEETS

		June 30, 2009
	Dec. 31, 2008	(Unaudited)
ASSETS

Current assets
Cash	$ 12,627	$ 7,249
Total current assets	12,627	7,249

Total Assets	$ 12,627	$ 7,249

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Related party payables	$ 490	$ 490
Total current liabilities	490	490

Total Liabilities	$ 490	$ 490

Stockholders' Equity
Preferred stock, $.001 par value;
20,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value;
150,000,000 shares authorized;
3,000,000 shares issued and outstanding	3,000	3,000
Additional paid in capital	18,506	18,506
Deficit accumulated during the dev. stage	(9,369)	(14,747)

Total Stockholders' Equity	12,137	6,759

Total Liabilities and Stockholders' Equity	$ 12,627	$ 7,249

The accompanying notes are an integral part of the financial statements.

TABLE MESA ACQUISITIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
					Period From
					Sept. 13, 2007
	Three Months	Three Months	Six Months	Six Months	(Inception)
	Ended	Ended	Ended	Ended	Through
	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2009

Revenue	$ -	$ -	$ -	$ -	$ -

Operating expenses:
General and administrative	20	2,072	43	5,387	14,756
	20	2,072	43	5,387	14,756

Gain (loss) from operations	(20)	(2,072)	(43)	(5,387)	(14,756)

Other income (expense):
interest income	4	3	7	9	9

Income (loss) before
provision for income taxes	(16)	(2,069)	(36)	(5,378)	(14,747)

Provision for income tax	-	-	-	-	-

Net income (loss)	$ (16)	$ (2,069)	$ (36)	$ (5,378)	$ (14,747)

Net income (loss) per share
(Basic and fully diluted)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of
common shares outstanding	2,657,143	3,000,000	2,657,143	3,000,000

The accompanying notes are an integral part of the financial statements.

TABLE MESA ACQUISITIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30, 2008	Six Months Ended June 30, 2009	Period From Sept. 13, 2007 (Inception) Through June 30, 2009
Cash Flows From Operating Activities:
Net income (loss)	$ (36)	$ (5,378)	$ (14,747)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Related party payables			490
Compensatory option issuances			506
Net cash provided by (used for)
operating activities	(36)	(5,378)	(13,751)

Cash Flows From Investing Activities:
	-	-	-
Net cash provided by (used for)
investing activities	-	-	-

Cash Flows From Financing Activities:
Sales of common stock			21,000
Net cash provided by (used for)
financing activities	-	-	21,000

Net Increase (Decrease) In Cash	(36)	(5,378)	7,249
Cash At The Beginning Of The Period	19,480	12,627	-
Cash At The End Of The Period	$ 19,444	$ 7,249	$ 7,249

Schedule Of Non-Cash Investing And Financing Activities
None

Supplemental Disclosure
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

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

Liquidity and Capital Resources

As of June 30, 2009, the Company remains in the development stage.  For the period ended June 30, 2009, the Company’s balance sheet reflects total assets of $7,249, all in the form of cash, and current liabilities of $490.

Results of Operations

During the period from September 13, 2007 (inception) through June 30, 2009, the Company has engaged in no significant operations other than organizational activities and preparation and filing of its registration statement on Form 10 under the Securities Exchange Act of 1934, as amended.   The Company had no activities during the quarter ended June 30, 2009. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination.  Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: August 5, 2009