Form 10-Q
period 2009-09-30
Table Mesa Acquisitions, Inc.
filed 2009-10-14
CIK 1445226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

As of September 30, 2009 the Issuer had 3,000,000 shares of common stock issued and outstanding.

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

TABLE MESA ACQUISITIONS, INC

FINANCIAL STATEMENTS

PERIOD ENDED SEPTEMBER 30, 2009

TABLE MESA ACQUISITIONS, INC.
(A Development Stage Company)
BALANCE SHEETS

		Sept. 30, 2009
	Dec. 31, 2008	(Unaudited)
ASSETS

Current assets
Cash	$ 12,627	$ 5,631
Total current assets	12,627	5,631

Total Assets	$ 12,627	$ 5,631

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Related party payables	$ 490	$ 490
Total current liabilities	490	490

Total Liabilities	$ 490	$ 490

Stockholders' Equity
Preferred stock, $.001 par value;
20,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value;
150,000,000 shares authorized;
3,000,000 shares issued and outstanding	3,000	3,000
Additional paid in capital	18,506	18,506
Deficit accumulated during the dev. stage	(9,369)	(16,365)

Total Stockholders' Equity	12,137	5,141

Total Liabilities and Stockholders' Equity	$ 12,627	$ 5,631

The accompanying notes are an integral part of the financial statements.

TABLE MESA ACQUISITIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
					Period From
					Sept. 13, 2007
	Three Months	Three Months	Nine Months	Nine Months	(Inception)
	Ended	Ended	Ended	Ended	Through
	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2009

Revenue	$ -	$ -	$ -	$ -	$ -

Operating expenses:
General and administrative	5,276	1,620	5,319	7,007	16,376
	5,276	1,620	5,319	7,007	16,376

Gain (loss) from operations	(5,276)	(1,620)	(5,319)	(7,007)	(16,376)

Other income (expense):
interest income	11	2	18	11	11

Income (loss) before
provision for income taxes	(5,265)	(1,618)	(5,301)	(6,996)	(16,365)

Provision for income tax	-	-	-	-	-

Net income (loss)	$ (5,265)	$ (1,618)	$ (5,301)	$ (6,996)	$ (16,365)

Net income (loss) per share
(Basic and fully diluted)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of
common shares outstanding	3,000,000	3,000,000	3,000,000	3,000,000

The accompanying notes are an integral part of the financial statements.

TABLE MESA ACQUISITIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Period From
			Sept. 13, 2007
	Nine Months	Nine Months	(Inception)
	Ended	Ended	Through
	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2009

Cash Flows From Operating Activities:
Net income (loss)	$ (5,301)	$ (3,687)	$ (16,365)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Related party payables			490
Compensatory option issuances			506
Net cash provided by (used for)
operating activities	(5,301)	(3,687)	(15,369)

Cash Flows From Investing Activities:
Net cash provided by (used for)
investing activities	-	-	-

Cash Flows From Financing Activities:
Sales of common stock			21,000
Net cash provided by (used for)
financing activities	-	-	21,000

Net Increase (Decrease) In Cash	(5,301)	(3,687)	5,631
Cash At The Beginning Of The Period	19,480	9,318	-
Cash At The End Of The Period	$ 14,179	$ 5,631	$ 5,631

Schedule Of Non-Cash Investing And Financing Activities
None
Supplemental Disclosure
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

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

Liquidity and Capital Resources

As of September 30, 2009, the Company remains in the development stage.  For the period ended September 30, 2009, the Company’s balance sheet reflects total assets of $5,631, all in the form of cash, and current liabilities of $490.

Results of Operations

During the period from September 13, 2007 (inception) through September 30, 2009, the Company has engaged in no significant operations other than organizational activities and preparation and filing of its registration statement on Form 10 under the Securities Exchange Act of 1934, as amended.   The Company had no activities during the quarter ended September 30, 2009 other than activities related to efforts to locate a suitable business acquisition candidate. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination.  Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

Plan of Operations

For the remainder of fiscal year ending December 31, 2009, the Company expects to continue its efforts to locate a suitable business acquisition candidate and to complete a business acquisition transaction.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: October 14, 2009