Form 10-K
period 2009-12-31
ANTIVIRAL TECHNOLOGIES, INC.
filed 2010-03-31
CIK 1445226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

x  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

o TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

ANTIVIRAL TECHNOLOGIES, INC.

(Name of small business in its charter)

Nevada	000-53449	26-1188469
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

Suite 1111, Tower II, Silvercord, 30 Canton Road, Tsimshatsui, Kowloon, Hong Kong
(Address of principal executive offices)
Registrant’s telephone number, including area code: (852) 2317 1291

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:   Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[  ] Yes [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[  ] Yes [ X ] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[X]

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

[] Yes   [X] No

i

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $0

As of December 31, 2009, the Company had 150,000,000 shares issued and outstanding.

ii

PART I

ITEM 1. BUSINESS

Corporate Structure

Antiviral Technologies, Inc., was incorporated in the State of Nevada on September 13, 2007 under the name Table Mesa Acquisitions, Inc., and changed its name to Antiviral Technologies, Inc., on October 13, 2009, in anticipation of completion of the Share Exchange transaction with Obio HK described above.  The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.

On October 14, 2009, the Registrant completed a share exchange transaction with Obio Pharmaceutical (H.K.), Ltd., (“Obio HK”), a corporation incorporated under the laws of Hong Kong, and Obio Pharmaceutical Holdings, Ltd., a corporation organized under the laws of the British Virgin Islands (“OPHL”), the sole shareholder of Obio HK.  As a result of the share exchange transaction, Obio HK, and its subsidiary, Beijing Obio Pharmaceutical Co., Ltd. (“Beijing Obio”), a corporation formed under the laws of the People’s Republic of China (“PRC”) became wholly-owned subsidiaries of the Registrant.

The Chart below depicts the corporate structure of the Registrant as of the date of this 10-K.  The Registrant owns 100% of the capital stock of Obio HK and has no other direct subsidiaries, and Obio HK owns 100% of the capital stock of Beijing Obio and has no other subsidiaries.

Antiviral Technologies, Inc. A Nevada Corporation

↓ 100%

Obio Pharmaceutical (H.K.), Ltd. A Hong Kong Corporation

↓ 100%

Beijing Obio Pharmaceutical Co., Ltd. A PRC Corporation

DESCRIPTION OF OUR BUSINESS

Company Overview

The Registrant does not directly carry on any business operations.  As a result of the Share Exchange, all of its business operations are conducted through its wholly-owned subsidiary, Obio HK, which is headquartered in Hong Kong. Obio HK is a development stage biotechnology company utilizing Cysteamine compositions in the development of antiviral drugs for human application. The Registrant’s new contact information is as follows:

Obio Pharmaceutical (H.K.) Limited

Suite 1111, Tower II, Silvercord, 30 Canton Road,

Tsimshatsui, Kowloon, Hong Kong

Telephone: +852 2317 1291

Background and History

Obio HK is a Hong Kong corporation which was formed on June 28, 1999 as Pacific Cosmos Investment Limited. After formation, it had several name changes including a change to J & P Capital (Hong Kong) Limited, on August 27, 1999, a change to Omega-Pharma (Hong Kong) Limited, on May 21, 2003, a change to Omega-BioPharma (HK) Limited, on December 10, 2003, and finally, a change to its current name, Obio Pharmaceutical (H.K.) Limited, on March 2, 2009.

Prior to completion of the Share Exchange, the sole shareholder of Obio HK was Obio Pharmaceutical Holdings Limited a British Virgin Islands corporation (“OPHL”).  OPHL was formed on April 29, 2002, by many of the existing shareholders of Walcom Group Limited, a British Virgin Islands corporation engaged in the research, development, commercialization, production and marketing of animal feed additives.

It was recognized by Walcom Group Limited and the founders of OPHL that products originally developed for animal applications may also have the potential to be developed into products for human use, but that the process of development of products for human use is a more expensive and time consuming process.  Accordingly, Walcom Group assigned and licensed certain intellectual property rights it had developed for use in animal application to OPHL, to be used by OPHL in the process of seeking to develop products for human application.

OPHL has focused its research and development in three major areas, including (i) antiviral drugs, (ii) metabolic syndrome/diabetes drugs, and (iii) geriatric drugs, and engaged Obio HK to focus on the development of antiviral drugs. Obio HK has conducted research related to the development of antiviral drugs and has developed and filed patent applications in the antiviral area with patent offices in various countries.

Worldwide Influenza Outbreak

Unlike seasonal outbreaks of flu, which are caused by strains of flu virus similar to those which have appeared in previous years, pandemic influenza is a global outbreak of disease which occurs when a new influenza A virus, to which humans are susceptible because they have not previously been exposed, begins to appear in, and spread among, the human population.  Pandemic strains of influenza often spread rapidly and cause more serious disease and death as compared to the seasonal flu.  Because of this, past flu pandemics have led to high levels of illness, death, social disruption and economic loss.

Although vaccines are commonly used to prevent seasonal flu, currently available flu vaccines will not protect against a new pandemic strain of flu virus. Also because it takes several months to develop and distribute vaccine for a new strain of flu, it is unlikely that an effective vaccine would be available in the early stages of a pandemic.  In addition to vaccines, antiviral medications are also used to treat and/or prevent influenza A viruses. However, due to rapid mutation, flu strains can become resistant to existing antiviral medications as well as newly developed vaccines.

There were three pandemic influenza outbreaks during the 20th century, including the pandemic of 1918-1919, which caused more than 50 million deaths worldwide. By comparison, in a period of less than ten years in the 21st century, two pandemic influenza outbreaks have already occurred, the H5N1 avian influenza, and the H1N1 swine influenza.  The current worldwide problem of pandemic influenza, and the possibility of more frequent outbreaks pandemic influenza in the future, indicate a new and serious threat for human beings. In these circumstances, development of new anti-influenza drugs is an unmet need.

Up to  27th  November 2009, there were 622,482 worldwide confirmed human infection of swine flu cases.  According to the report of WHO, Americas (190,765 cases) and South-East Asia (47059 cases) makes up around 31% and 8% of the worldwide respective human infections. Also, from the China Health Minister released data, there was 5592 human confirmed swine flu infection in China up to early September 2009.. While governmental agencies and leading drug companies are working to produce Human Swine Influenza Virus H1N1 vaccine in sufficient quantities, issues exist as to whether the virus may further mutate and become transmittable through humans and resistant to the two existing antiviral drugs, Tamiflu, which is taken orally, and Relenza, which is inhaled.  Although the current swine influenza virus strain has been less deadly than originally feared, there is concern that the virus strain may mutate and become more lethal.

The human avian influenza first attracted attention in 2003.  H5N1 avian influenza virus is highly pathogenic, known to mutate quickly, is easily transmissible between birds, and at ordinary temperatures, the virus is able to survive in the environment for weeks. With migratory birds as carriers, the H5N1 virus is spreading rapidly to all parts of the world.

To date, there have been only isolated cases of the spread of the H5N1 virus from one infected person to another, and transmission has not been observed to continue beyond one person.  However, H5N1 virus has been very lethal, causing more than half of those infected to die. The ability of the virus to mutate rapidly may cause it to become more susceptible to human-to-human transmission, and recent research has revealed that the virus has already increased its ability to infect mammals, thereby increasing the threat of a mass infection in humans.

Currently there is no effective vaccine or other clinically proven treatment available to protect humans against H5N1 virus.  In recent years, many pharmaceutical companies and research institutions have devoted significant resources to the development of potential avian influenza vaccines, but at the present time, most of these potential vaccines are in the early stages of development.  More importantly, however, it is unclear how useful vaccines would be in preventing a possible avian influenza pandemic for the following reasons:

◆

The H5N1 virus is known to mutate quickly and since vaccines are strain specific, a small mutation of the viruses could make the vaccines ineffective

◆

The production of vaccines can take up to several months and as a result, it is difficult to increase the supply if the need arises suddenly

◆

The practical difficulties of vaccinating entire populations, especially when the virus mutates quickly, makes relying solely on vaccines for the prevention of avian influenza pandemic an impractical option.

Because of concerns about the effects of a worldwide influenza pandemic, the World Health Organization recommends, as part of its Pandemic Preparedness Plan, that countries purchase antiviral treatments which are effective against all influenza virus strains for as much as 20% -40% of their population as a precautionary measure.

Tamiflu is currently the most popular drug being stockpiled by countries around the world to prevent and treat pandemic influenza (particularly the H5N1 avian influenza and the H1N1 swine influenza. The most popular alternative which is also being stockpiled in much smaller quantities is Relenza.

Product Development

Obio HK uses the internal identification code TG 21 for its lead product in development.  TG 21 is a compound which, in both in vivo and in vitro tests conducted by several independent virology laboratories in the US and China, has been demonstrated to have the potential to become a highly effective anti-influenza drug, particularly for the H5N1 avian influenza virus

TG 21 is a Cysteamine composition and a natural metabolite (a substance produced by metabolism or by a metabolic process) generated in animals and humans.  In animals, cysteamine promotes the release of growth hormone, which is secreted by the anterior pituitary gland in all mammals. Growth hormone is a major participant in control of several complex physiological processes, including growth and metabolism.  In addition to effects on growth, cysteamine has also been shown to increase the activity of the immune system in animals and to have a positive synergistic effect in enhancing the antibody titer (the level of antibodies in the blood) of animals after being vaccinated, including receiving the H5N1 Avian Influenza Vaccine.  The apparent positive effect of cysteamine on the immune system of animals is expected in light of the observation that cysteamine promotes the release of growth hormone, because there is evidence that growth hormone, and the subsequently formed Insulin-Like-Growth-Factor-1 (IGF-1), have a strong influence on immunity.

Pure cysteamine is very difficult to store and administer because upon exposure to air it is readily oxidized to an inactive compound. Another disadvantage in working with cysteamine is that it has a very bad odor akin to that of bad eggs.  However, Walcom Group has developed a proprietary micro-encapsulation technology for cysteamine which is part of the intellectual property rights licensed to Obio HK through OPHL, and which has allowed Obio HK to use cysteamine in the development of TG 21.

TG 21 is a chemically synthesized compound which is relatively straight forward to manufacture.  Manufacturing involves a pure chemical process that requires only six main steps in the production process.  Furthermore, because the production of TG 21 does not require any novel ingredients or ingredients that may be difficult to obtain, supply bottlenecks would not be expected to develop in the event of a sudden increase in demand for the product.

TG 21 is not a new chemical entity. It has already obtained the United States of American Food and Drug Administration (FDA) and the European Medicines Agency (EMA) approvals in higher dosages as an orphan drug (a drug developed for treatment of a disease of low prevalence in the community) for treatment of nephropathic cystinosis in the US and in some European countries. The fact that the compound is already approved for use provides confidence as to its safety and could significantly reduce its potential time to market as well as the risk that it will fail to reach commercial production.

Research and Development

To date, experiments involving TG 21 have been conducted by several independent virology laboratories.  These experiments, which have used specific pathogen free eggs, chickens and mice, have demonstrated that TG 21 has a significant antiviral activity against H5N1, H3N2, and Asia Type 3 viruses.

It is anticipated that the Company will continue in the future to conduct additional research and development activities to focus on clinical trials of its TG 21 drug candidate and to explore other antiviral solutions for various viruses including H1N1 swine flu virus.

Future Plans

The Company plans to initially focus on the China market for development of TG 21.  The Company has been engaged in negotiations with South China Center for Innovative Pharmaceuticals (SCCIP) regarding a plan for joint development of TG 21 in China.  Subject to further negotiation, it is anticipated that SCCIP may cooperate with the Company and provide some funding, in conjunction with funding to be provided by the Company, for the purpose of filing an NDA (new drug application) and IND (Investigational New Drug application) with the Chinese Food and Drug Administration.  It is anticipated that this process could result in the approval of a new drug available for sale within a period of 2 1/2 to 3 years.

The Company also has preliminary plans to pursue development opportunities for TG 21 in USA, United Kingdom, Japan, India and China.

Patents and Licenses

Patent Assignment Agreement. On September 19, 2006, Walcom Group, Obio HK, and several related entities entered into a Patent Assignment Agreement pursuant to which Walcom Group assigned certain rights in patents derived from its core technology to Obio HK and various related entities.  The rights assigned are for the purpose of using the core technology in respect of potential human applications.  A copy of the Patent Assignment Agreement is attached to hereto as Exhibit 10.1.  The total consideration for the patent assignment was US$200,000.  In addition, Obio HK and its related entities are obligated to payment Walcom Group a royalty of 3% of the net sales value of any products they produce in the human application field arising from the benefit of the assigned patents.  Obio HK and its related entities also licensed back to Walcom Group on an exclusive, perpetual, royalty free basis, the technology within the assigned patents for use within the area of business of Walcom Group relating to development of animal products.

License Agreement.   On September 19, 2006, Walcom Group, OPHL, and various related entities entered into a License Agreement. Pursuant to the terms of the License Agreement, Walcom Group licensed to OPHL and its related entities the technology with Walcom Group’s portfolio of patents for use by OPHL on an exclusive basis for use in development of products for human application. A copy of the License Agreement is attached hereto as Exhibit 10.2.  The initial term of the license is 5 years, within which OPHL is expected to apply for FDA (or equivalent) approval of products for human application using the technology in the patents held by OPHL with the benefit of the license of technology from Walcom Group. Failure to apply for FDA (or equivalent) approval within the initial term would either mean termination of the license or a 1-year extension if OPHL can prove to the satisfaction of Walcom Group that FDA (or equivalent) approval will be applied for within the 1-year extension period.  Upon FDA (or equivalent) approval being granted, or in the event of legal sales of products without FDA (or equivalent) approval, the license that extend for a period of 10 years with renewal thereafter subject to negotiation.  The consideration for the license is a 3% royalty on net sales of products.  In addition, Walcom Group has an exclusive, perpetual and royalty free license back of the inventions of OPHL for use in the area of business of Walcom Group relating to development of animal products.

Sublicense Agreement.   On September 17, 2009, OPHL and Obio HK entered into a Sublicense Agreement pursuant to which OPHL granted Obio HK a limited exclusive sub-license of the technology which Walcom Group licensed to OPHL pursuant to the License Agreement described above.  Pursuant to the Sublicense Agreement, Obio HK has all the rights previously licensed to OPHL pursuant to the terms of the License Agreement, and is obligated to pay OPHL a royalty of 6% of the net sales value of all antiviral drug products created and sold by Obio HK using the licensed technology.  A copy of the Sublicense Agreement is attached hereto as Exhibit 10.3.

Patent Applications.  Obio HK has filed numerous patent applications in major countries throughout the world relating to the antiviral effect of TG 21 in the treatment of influenza.  The claims in these patent applications include the usage of TG 21 for both treatment and prevention of viral infection of influenza virus.  The claims also include the use to TG 21 in conjunction with other antiviral drugs and pharmaceutical materials for the treatment and prevention of avian influenza.  The patents filed by Obio HK include the following:

Title of Invention:  Material and Methods for Improving Immunity and Treating Stress

Docket Series:  OBI-104C2P, OBI-104C3P

Filing of Immune Enhancement Solutions in United States

Title of Invention:  Materials and Methods for Treating Viral Infections

Docket Series:  OBI-104P, OBI-104C4P, OBI-104C5P, OBI-104C5XC1

Filing of Antiviral Solutions (of viruses including Influenza Virus) in United States, PCT, ARIPO, Australia, Argentina, Brazil, Canada, Chile, Egypt, Europe, India, Indonesia, Israel, Japan, Malaysia, Mexican, New Zealand, OAPI, Pakistan, Philippines, Peoples Republic of China, Russia, Singapore, South Africa, South Korea, Taiwan, Thailand, UAE, Vietnam

(Malaysia, South Africa and OAPI have all granted this patent application to us)

Title of Invention:  Materials and Methods for Treating Influenza Infections

Docket Series:  OBI-108P, OBI-108X

Filing of Combination of Antiviral Solutions (of viruses including Influenza Virus) in United States of America. PCT

Title of Invention: Materials and Methods for Treating Viral Infections

Docket Series:  OBI-111P

Filing of Inhalation Antiviral Solution (of viruses including Influenza virus) in United States of America

A complete listing of all patent applications filed by Obio HK is attached hereto as Exhibit 10.4.

Government Regulation

The research and development, manufacture and marketing of human therapeutic and diagnostic products are subject to regulation, primarily by the FDA and by comparable authorities in other countries. These national agencies and other federal, state and local entities regulate, among other things, research and development activities (including testing in animals and in humans) and the testing, manufacturing, handling, labeling, storage, record keeping, approval, advertising and promotion of the products that we are developing. Noncompliance with applicable requirements can result in various adverse consequences, including, delay in approving or refusal to approve product licenses or other applications, suspension or termination of clinical investigations, revocation of approvals previously granted, fines, criminal prosecution, recall or seizure of products, injunctions against shipping products and total or partial suspension of production and/or refusal to allow a company to enter into governmental supply contracts.

The Drug Development Process

The FDA, and comparable agencies in other countries, requires that pharmaceutical and certain other therapeutic products undergo significant clinical experimentation and clinical testing, known as clinical trials or clinical studies, prior to their marketing or introduction to the general public.

Below, we describe the principal framework in which clinical studies are conducted, as well as describe a number of the parties involved in these studies.

Protocols.  Before commencing human clinical studies, the sponsor of a new drug must submit an investigational new drug application, or IND, to the FDA. The application contains what is known in the industry as a protocol.  A protocol is the blueprint for each drug study. The protocol sets forth, among other things, the following:

•

who must be recruited as qualified participants;

•

how often to administer the drug;

•

what tests to perform on the participants; and

•

what dosage of the drug to give to the participants.

Institutional Review Board. All clinical studies must be approved by an institutional review board, which is an independent committee of professionals and lay persons.  The institutional review board’s role is to protect the rights of the participants in clinical studies by reviewing protocols and other aspects.

Clinical Trials.  Human clinical studies or testing of a potential drug are generally done in four stages known as Phase I through Phase IV testing.  The names of the phases are derived from the regulations of the FDA (or equivalent). Generally, there are multiple studies conducted in each phase.

Phase I.  Phase I studies involve testing a drug or product on a limited number of healthy participants, typically 20 to 80 people at a time.  Phase I studies determine a drug’s basic safety and tolerability and include biological analyses to determine how the drug is absorbed by, and eliminated from, the body.  This phase lasts an average of six months to a year.

Phase II.  Phase II trials involve testing up to a relatively small number of participants (typically a few dozen to a few hundred) who suffer from the targeted disease or condition.  Phase II testing typically lasts an average of one to two years.  In Phase II, the drug is tested to determine its safety and effectiveness for treating a specific illness or condition.  Phase II testing also involves determining acceptable dosage levels of the drug.  If Phase II studies show that a new drug has an acceptable range of safety risks and probable effectiveness, the drug’s sponsor will continue to review the substance in Phase III studies.

Phase III.  Phase III studies involve testing large numbers of participants, typically several hundred to several thousand persons.  The purpose is to verify effectiveness and long-term safety on a large scale.  These studies generally last two to three years.  Phase III studies are conducted at multiple locations or sites.  Like the other phases, Phase III requires the site to keep detailed records of data collected and procedures performed.

New Drug Approval. The results of the clinical trials are submitted to the FDA (or equivalent) as part of a new drug application (“NDA”).  Following the completion of Phase III studies, assuming the sponsor of a potential product in the United States believes it has sufficient information to support the safety and effectiveness of its product, it submits an NDA to the FDA requesting that the product be approved for marketing.  The application is a comprehensive, multi-volume filing that includes the results of all clinical studies, information about the drug’s composition, and the sponsor’s plans for producing, packaging and labeling the product.  The FDA’s review of an application can take a few months to many years, with the average review lasting 18 months.  Once approved, drugs and other products may be marketed in the United States, subject to any conditions imposed by the FDA.

Phase IV.  The FDA may require that the sponsor conduct additional clinical trials following new drug approval.  The purpose of these trials, known as Phase IV studies, is to monitor long-term risks and benefits, study different dosage levels or evaluate safety and effectiveness.  In recent years, the FDA has increased its reliance on these trials.  Phase IV studies usually involve thousands of participants.  Phase IV studies also may be initiated by the company sponsoring the new drug to gain broader market value for an approved drug.  For example, large-scale trials may also be used to prove effectiveness and safety of new forms of drug delivery for approved drugs.  Examples may be using an inhalation spray versus taking tablets or a sustained-release form of medication versus capsules taken multiple times per day.

Other Regulations

Various Federal and state laws, regulations, and recommendations relating to safe working conditions, laboratory practices, the experimental use of animals, and the purchase, storage, movements, import, export, use, and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, are used in connection with our research or applicable to our activities.  They include, among others, the United States Atomic Energy Act, the Clean Air Act, the Clean Water Act, the Occupational Safety and Health Act, the National Environmental Policy Act, the Toxic Substances Control Act, and Resources Conservation and Recovery Act, national restrictions on technology transfer, import, export, and customs regulations, and other present and possible future local, state, or federal regulation.  The extent of governmental regulation which might result from future legislation or administrative action cannot be accurately predicted.

Manufacturing

The Company does not have production facilities.  In the future, if production is needed, the Company plans to subcontract with other pharmaceutical companies to manufacture its products.

Distribution and Marketing

The Company believes that its drug candidate has the potential for worldwide distribution.  The Company plans to rely on third party distribution agreements for marketing and sale of its products.

Employees

The Company currently has a total of 5 employees including two people responsible for accounting and finance, an office manager, a project manager for various projects and a person responsible for administration of Beijing Obio Pharmaceutical Co., Ltd.

Reports to Security Holders

We are required to file reports with the SEC under section 13(a) of the Securities Act.  The reports will be filed electronically.  You may read copies of any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site that will contain copies of the reports we file electronically.  The address for the SEC Internet site is http://www.sec.gov.

ITEM 1A. RISK FACTORS

RISK FACTORS

AN INVESTMENT IN OUR COMMON STOCK IS SPECULATIVE AND INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS IN EVALUATING OUR BUSINESS BEFORE PURCHASING ANY OF OUR SHARES OF COMMON STOCK. NO PURCHASE OF OUR COMMON STOCK SHOULD BE MADE BY ANY PERSON WHO IS NOT IN A POSITION TO LOSE THE ENTIRE AMOUNT OF HIS INVESTMENT. THE ORDER OF THE FOLLOWING RISK FACTORS IS PRESENTED ARBITRARILY. YOU SHOULD NOT CONCLUDE THE SIGNIFICANCE OF A RISK FACTOR BECAUSE OF THE ORDER OF PRESENTATION.  OUR BUSINESS AND OPERATIONS COULD BE SERIOUSLY HARMED AS A RESULT OF THESE RISKS.

Risks Relating to Our Business

We are at the development phase of operations and may not succeed or become profitable.

We began operations in 1999 and are in the early phases of antiviral drug development. We have incurred significant losses and our net losses for the past two fiscal years ended 2009 and 2008 were approximately US $462,000 and US $317,000, respectively. To date, we have no revenue. We expect that in the future our revenues will be generated from strategic partners, collaborations, licensing and government and research grants. Since 2008, we have accelerated the TG 21 product development and related strategic partnerships. This move has the potential to increase the return on investment to our stockholders by allocating capital resources to the TG 21 product development activities. At the same time, it increases our financial risk by increasing expenses associated with product development. In addition, the preclinical or clinical failure of any single product may have a significant effect on the actual or perceived value of our shares. Our business is subject to all of the risks inherent in the development of a new technology, which include the need to:

•	attract and retain qualified scientific and technical staff and management, particularly scientific staff with expertise to develop our early-stage technology into therapeutic products;

•	obtain sufficient capital to support the expense of developing our technology platform and developing, testing, and commercializing products;
•	develop a market for our products;
•	successfully transition from a company with a research focus to a company capable of supporting commercial activities; and
•	attract and enter into research collaborations with research and academic institutions and scientists.

Our potential therapeutic products are subject to a lengthy and uncertain regulatory process, and we may encounter unanticipated toxicity or adverse events or fail to demonstrate efficacy, causing us to delay, suspend or terminate the development of a TG 21 product. If these potential products are not approved, we will not be able to commercialize those products.

The FDA, and similar agencies in other countries such as the State Food and Drug Administration (SFDA) in China, must approve any human therapeutic product before it can be marketed in its country. The process for receiving regulatory approval is long and uncertain, and a potential product may not withstand the rigors of testing under the regulatory approval processes.

Clinical trials:

•

must be conducted in conformance with the principle of good clinical practices, within the guidelines of the International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use (ICH) and other applicable regulations;

•	must meet requirements for Institutional Review Board (“IRB”) oversight;
•	must meet requirements for informed consent;
•	may require oversight by a Data Safety Monitoring Board (“DSMB”);
•	may require large numbers of test subjects; and
•

may be suspended by a commercial partner, the FDA, or us at any time if it is believed that the subjects participating in these trials are being exposed to unacceptable health risks or if the FDA finds deficiencies in the IND application or the conduct of these trials.

While we have stated our intention to file additional IND applications during the next several years, this is only a statement of intent, and we may not be able to do so because the associated product candidates may not meet the necessary preclinical requirements. In addition, there can be no assurance that, once filed, an IND application will result in the actual initiation of clinical trials.

We anticipate continuing to incur operating losses for the next several years. If material losses continue for a significant period, we may be unable to continue our operations.

We began antiviral research in 2003 and have generated operating losses since that time.  The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our TG 21 technology since 2006, which has and will continue to require significant research and development expenditures. To date, we have obtained funding from the holding company, Obio

Pharmaceutical Holdings Limited.  We had an accumulated deficit of approximately US $1,091,881.  We expect to continue to incur losses for the foreseeable future. These losses will increase as we expand and extend our research and development activities into pre-clinical and clinical trials, and other product development. If the time required for us to generate significant product revenues and achieve profitability is longer than we currently anticipate, or if we are unable to generate liquidity through equity financing or other sources of funding, we may not be able to sustain our operations.

We may be unable to raise additional capital, which would harm our ability to develop our technology and products.

We have incurred significant operating losses and negative operating cash flows since inception and have not achieved profitability. We expect capital outlays and operating expenditures to increase over the next several years as we go into pre-clinical and clinical trials and expand our research to other antiviral product development activities. While we believe our financial resources will be adequate to sustain our current operations at least through 2010, we may seek additional sources of capital through equity or debt financing. In addition, as we focus our efforts on TG 21 technology, we will need to seek FDA approval of potential products, a process that could cost in excess of $100 million per product. We cannot be certain that we will be able to obtain financing on terms acceptable to us, or at all. If adequate funds are not available, our business and our ability to develop our technology and TG 21 products would be harmed.

We have limited experience in conducting clinical trials.

Our TG 21 may fail to show the desired safety and efficacy in initial clinical trials. However, the FDA will require additional clinical testing which involves significantly greater resources, commitments and expertise that may require us to enter into a collaborative relationship with a pharmaceutical company that could assume responsibility for late-stage development and commercialization. We have limited experience in conducting clinical trials and may not possess the necessary resources and expertise to complete such trials, and there is no guarantee that we will be able to enter into collaborative relationships with third parties that can provide us with the funding and expertise for such trials.

Phase 1 and Phase 2 trials are based on a small number of patients over a short period of time and our progress in future may not be indicative of results in a large number of patients or of long-term efficacy in late stage clinical trials.

A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials even after achieving promising results in earlier stage pre-clinical and/or clinical trials. If a larger population of patients does not experience positive results, or if these results are not reproducible, our products may not receive approval from the FDA. Failure to confirm favorable results from earlier trials by demonstrating the safety and effectiveness of our TG 21 product in late stage clinical trials with larger patient populations could have a material adverse effect on our business that would reduce our ability to attract new investors and corporate partners.

We may not be able to find acceptable patients or may experience delays in enrolling patients for our clinical trials.

We may be competing for suitable patients with other clinical trials. We or the FDA may suspend our clinical trials at any time if either believes that we are exposing the subjects participating in these trials to unacceptable health risks. The FDA or institutional review boards and/or institutional biosafety committees at the medical institutions and healthcare facilities where we sponsor clinical trials may suspend any trial indefinitely if they find deficiencies in the conduct of these trials. The FDA and institutional review boards may also require large numbers of patients, and the FDA may require that we repeat a clinical trial.

As we cannot predict whether or when we will obtain regulatory approval to commercialize our product candidates, we cannot predict the timing of any future revenue from these product candidates.

We cannot commercialize TG 21 or any other pharmaceutical product to generate revenue until the appropriate regulatory authorities have reviewed and approved the applications for the product candidates. We cannot assure that the regulatory agencies will complete their review processes in a timely manner or that we will obtain regulatory approval for any product candidate that we or our collaborators develop. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Regulatory approval processes outside the United States include all of the risks associated with the FDA approval process. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review.

If we establish drug development collaborations, our collaborators may control aspects of our clinical trials, which could result in delays and other obstacles in the commercialization of our proposed products.

For some programs we may be dependent on third party collaborators to design and conduct our clinical trials. As a result, we may not be able to conduct these programs in the manner or on the time schedule we currently contemplate. In addition, if any of these collaborative partners withdraw support for our programs or proposed products or otherwise impair their development, our business could be negatively affected.

We may increase the focus of our research and development programs on other antiviral drugs, which will increase operating expenditures and the uncertainty of our business.

Currently, we have focused on the antiviral drugs for influenza and may develop other antiviral applications. This change may increase operating expenditures due to larger financial outlays to fund preclinical studies, manufacturing, and clinical research. The diversification will also increase the visibility of our lead in antiviral programs and the potential impact in future on the stock price of news releases relating to these programs.

Commercialization of our technologies will depend, in part, on strategic partnering with other companies. If we are not able to find strategic partners in the future or our strategic partners do not diligently pursue product development efforts, we may not be able to develop our technologies or products, which could slow our growth and decrease the intrinsic value of the company.

We expect to rely, to some extent, on strategic partners to provide funding in support of our research and to perform independent research and preclinical and clinical testing. Our technology is broad based, and we do not currently possess the resources necessary to fully develop and commercialize potential products that may result from our technologies or the resources or capabilities to complete the lengthy marketing approval processes that may be required for the products. Therefore, we plan to rely on strategic partnerships to help us develop and commercialize TG 21 and other products. If we are unable to find strategic partners, or if the partners we find are unable or unwilling to advance our programs, or if they do not diligently pursue product approval, this may slow our progress and defer our revenues. Our partners may sublicense or abandon development programs or we may have disagreements with our partners, which would cause associated product development to slow or cease. There can be no assurance that we will be able to establish strategic collaborations for TG 21 product development. We may require significant time to secure collaborations or strategic partners because we need to effectively market the benefits of our technology to these future collaborators and strategic partners, which use the time and efforts of research and development personnel and our management. Further, each collaboration or strategic partnering arrangement will involve the negotiation of terms that may be unique to each collaborator or strategic partner. These business development efforts may not result in a collaboration or strategic partnership.

The loss of any future strategic partnering agreements would not only delay or terminate the potential development or commercialization of products we may derive from our technologies, but it may also delay or terminate our ability to test TG 21candidates for specific virus. If any strategic partner fails to conduct the collaborative activities successfully and in a timely manner, the preclinical or clinical development or commercialization of the affected product candidates or research programs could be delayed or terminated.

Under typical strategic partnering agreements we would expect to receive revenue for the research and development of a TG 21 product and based on achievement of specific milestones. Achieving these milestones will depend, in part, on the efforts of our strategic partner as well as our own. If we, or any strategic partner, fail to meet specific milestones, then the strategic partnership may be terminated, which could decrease our revenues.

The other partnering agreements with quasi-governmental organization which would contract out and pay for the pre-clinical or clinical trials, in return, the organization would share certain percentage of the future revenue, including license fees to be generated from TG21.

We may be unable to license the TG 21 products that we may need to commercialize our TG 21 technology.

We have tried to license and make some distribution arrangement for TG 21 products; however, no revenue has been generated from the current status of TG 21 products.  We have not developed our own TG 21 products yet, and we rely on our ability to enter into license agreements to provide us more revenue in the future. The inability to grant a license on reasonable commercial terms, if at all, could delay or prevent the company from generating any revenue, and in that event, we would be required to commercialize our TG 21 products on our own.  There is no assurance that we would be able to commercialize TG 21, or any other product, on our own, within assistance from strategic partners or licensees.

We do not currently have the infrastructure or capability to manufacture TG 21 products on a commercial scale.

In order for us to commercialize the TG 21 products directly, we would need to develop, or obtain through outsourcing arrangements, the capability to execute all of these functions. If we are unable to develop or otherwise obtain the requisite preclinical, clinical, regulatory, manufacturing, marketing, and sales capabilities, we would be unable to directly commercialize our TG 21 products which would limit our future growth.

Even if our technology proves to be effective, it still may not lead to commercially viable products.

Even if our collaborators or strategic partners are successful in using our TG 21 products, they may not be able to commercialize the resulting products or may decide to use other methods competitive with our technology. To date, no company has received marketing approval or has developed or commercialized any products based on our technology for curing influenza. Should our technology fail to provide safe, effective, useful, or commercially viable approaches to the discovery and development of these products, this would significantly limit our business and future growth and would adversely affect our value.

Even if our product development efforts are successful and even if the requisite regulatory approvals are obtained, our TG 21 products may not gain market acceptance among physicians, patients, healthcare payers and the medical community.

A number of additional factors may limit the market acceptance of products including the following:

•	rate of adoption by healthcare practitioners;
•	rate of a product’s acceptance by the target population;
•	timing of market entry relative to competitive products;
•	availability of alternative therapies;
•	price of our product relative to alternative therapies;
•	availability of third-party reimbursement;
•	extent of marketing efforts by us and third-party distributors or agents retained by us; and
•	side effects or unfavorable publicity concerning our products or similar products.

Adverse events in the field of antiviral drugs may negatively impact regulatory approval or public perception of our potential products.

Our potential products are delivered to patients as antiviral drugs for main strains of influenzas. The clinical and commercial success of our potential products will depend in part on public acceptance of the use of them for the prevention or treatment of human flues. Public attitudes may be influenced by claims that TG 21 is unsafe, and, consequently, our products may not gain the acceptance of the public or the medical community. Negative public reaction to other antiviral drugs in general could result in greater government regulation and stricter labeling requirements of antiviral products, including any of our products, and could cause a decrease in the demand for any products we may develop.

If our competitors develop, acquire, or market technologies or products that are more effective than ours, this would reduce or eliminate our commercial opportunity.

Any products that we or our collaborators or strategic partners develop by using our TG 21 technology will enter into highly competitive markets. Even if we are able to eventually develop TG 21 products that are safe and effective for their intended use, competing technologies may prove to be more effective or less expensive, which, to the extent these competing technologies achieve market acceptance, will limit our revenue opportunities. In some cases, competing technologies may be proven to be satisfactorily effective and less expensive, as has been the case with technologies competitive with ours. Competing technologies may include other mechanism in treating influenza. TG 21 products have a broad array of competing products produced by many companies. Competing proprietary technologies with our product development focus include both Tamifle and Relenza.

In addition to possessing competing technologies, our competitors include pharmaceutical and biotechnology companies with:
•	substantially greater capital resources than ours;
•	larger research and development staffs and facilities than ours; and
•	greater experience in product development and in obtaining regulatory approvals and patent protection;
•	These organizations also compete with us to:

•	attract qualified personnel;
•	attract parties for acquisitions, joint ventures or other collaborations; and
•	license the proprietary technologies of academic and research institutions that are competitive with our technology, which may preclude us from pursuing similar opportunities.

Accordingly, our competitors may succeed in obtaining patent protection or commercializing products before us. In addition, any products that we develop may compete with existing products or services that are well established in the marketplace.

Our collaborators or strategic partners may decide to adopt alternative technologies or may be unable to develop commercially viable products with our technology, which would negatively impact our revenues and our strategy to develop these products.

Our collaborators or strategic partners may adopt alternative technologies, which could decrease the marketability of TG 21 technology. Additionally, because many of our collaborators or strategic partners are likely to be working on more than one development project, they could choose to shift their resources to projects other than those they are working on with us. If they do so, this would delay our ability to test our technology and would delay or terminate the development of potential products based on our TG 21 technology. Further, our collaborators and strategic partners may elect not to develop products arising out of our collaborative and strategic partnering arrangements or to devote sufficient resources to the development, manufacturing, marketing, or sale of these products. If any of these events occur, we may not be able to develop our technologies or commercialize our products.

Because it is difficult and costly to protect our proprietary rights, and third parties have filed patent applications that are similar to ours, we cannot ensure the proprietary protection of our technologies and products.

Our commercial success will depend in part on obtaining patent protection of our technology and successfully defending any of our patents that may be challenged. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and can involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in patents we own or license.

We are a party to a license agreement that give us rights under specified patents and patent applications. Our current licenses, as our future licenses frequently will, contain performance obligations. If we fail to meet those obligations, the licenses could be terminated. If we are unable to continue to license these technologies on commercially reasonable terms, or at all, we may be forced to delay or terminate our product development and research activities.

We are unable to exercise the same degree of control over intellectual property that we license from third parties as we exercise over our internally developed intellectual property. We do not control the prosecution of certain of the patent applications that we license from third parties; therefore, the patent applications may not be prosecuted exactly as we desire or in a timely manner.

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

•	we or our licensors were the first to make the inventions covered by each of our pending patent applications;
•	we or our licensors were the first to file patent applications for these inventions;

•	the patents of others will not have an adverse effect on our ability to do business;
•	others will not independently develop similar or alternative technologies or reverse engineer any of our products, processes or technologies;
•	any of our pending patent applications will result in issued patents;
•	any patents issued or licensed to us or our collaborators or strategic partners will provide a basis for commercially viable products or will provide us with any competitive advantages;
•	any patents issued or licensed to us will not be challenged and invalidated by third parties; or
•	we will develop additional products, processes or technologies that are patentable.

Risks Relating to Our Common Stock

There is not currently a public market for our shares and there is no assurance that a public market will develop in the future.

There currently is no public market for our shares, and no assurance can be given that a market will develop in the future. While we intend to file a registration statement with the Securities and Exchange Commission under the Securities Act of 1933, and take other necessary steps in the process of seeking to have our shares approved for trading on the Over-the-Counter Bulletin Board or another US securities exchange, there is no assurance that a public trading market for our shares will be created. Even in the event that our shares are approved for public trading, there is no assurance that an active market will develop. The trading price of our shares may be highly volatile and trading volume may be sporadic.

The Company’s directors and executive officers beneficially own a large block of the Company’s outstanding common stock, which is likely to give them control over certain major decisions on which the Company’s stockholders may vote, which may discourage an acquisition of the Company.

The Company’s officers and directors beneficially own, in the aggregate, approximately 48.6% of the Company’s outstanding common stock. The interests of the officers and directors may differ from the interests of other stockholders.  As a result, the officers and directors are expected to have the ability to control virtually all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders may vote, including the following actions:

•

Electing or defeating the election of directors;

•

Amending or preventing amendment of the Company’s Certificate of Incorporation or By-laws;

•

Effecting or preventing a merger, sale of assets or other corporate transaction; and

•

Controlling the outcome of any other matter submitted to the stockholders for vote.

The stock ownership of the Company’s officers and directors may discourage a potential acquirer from seeking to acquire shares of the Company’s common stock or otherwise attempting to obtain control of the Company, which in turn could reduce the Company’s stock price or prevent the Company’s stockholders from realizing a premium over the Company’s stock price.

Because our assets are located outside of the United States and substantially all of our directors and officers reside outside the United States, it may be difficult for you to enforce your rights based on U.S. Federal Securities Laws against us and our officers and some directors in the U.S. or to enforce a U.S. court judgment against us or them in the PRC.

Substantially all of our directors and officers reside outside the United States. In addition, our operating subsidiaries, are located in Hong Kong and the PRC and substantially all of their assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. Federal securities laws against us in the courts of either the U.S., Hong Kong, or the PRC and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in Hong Kong or PRC courts. Further, it is unclear if extradition treaties now in effect between the United States, Hong Kong and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the U.S. Federal securities laws or otherwise.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

We do not own any real property.  We currently lease office facilities in Beijing and in Hong Kong.

Our office in Beijing is located at Room 610, Office Tower A, New World Centre, No. 3 Chongwenmen Wai Street, Beijing, China 100062.

Our office in Hong Kong is located at Suite 1111, Tower 2, Silvercord, 30 Canton Road, Tsimshatsui, Kowloon, Hong Kong.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any significant pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.   (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR  REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

No Trading Market

As of December 31, 2009, and as of the date of this report, there was not an established public trading market for the Company’s shares.

Holders.

As of December 31, 2009 there were 150,000,000 shares of common stock issued and outstanding and approximately 7 shareholders of record.

Dividends.

The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended December 31, 2009 or 2008.  There are no restrictions on the common stock that limit our ability to pay dividends if declared by the Board of Directors and the loan agreements and general security agreements covering the Company’s assets do not limit its ability to pay dividends.  The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND RESULTS OF OPERATION.

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

Overview

History

The Registrant was incorporated in the state of Nevada on September 13, 2007, as Table Mesa Acquisitions, Inc., and on October 13, 2009, changed its name to Antiviral Technologies, Inc..  On October 14, 2009, the Registrant acquired Obio Pharmaceutical (H.K.) Limited, and its wholly-owned subsidiary, Beijing Obio Pharmaceutical Co., Ltd. in a share exchange transaction.  This transaction was accounted for as a “reverse merger” with Obio HK deemed to be the accounting acquirer and the Registrant as the legal acquirer.  Consequently, the assets and liabilities and the historical operations that are reflected in the financial statements for periods prior to the share exchange transaction are those of Obio HK, recorded at its historical cost basis. Following completion of the share exchange transaction, the Registrant’s consolidated financial statements include the assets and liabilities of both the Registrant and Obio HK, the historical operations of Obio HK and the operations of the Registrant and its subsidiaries from October 14, 2009, the closing date of the share exchange transaction.

Corporate Background

We are a development stage biotechnology company utilizing Cysteamine compositions in the development of antiviral drugs for human application.  We have been assigned rights in certain patents and have obtained licenses to use certain technology owned by Walcom Group Limited.  The rights assigned or licensed to us by Walcom include its proprietary micro-encapsulation technology for cysteamine. We intend to use the rights assigned or licensed to us by Walcom Group, which were developed by Walcom Group for use in develop of products for animals, in conjunction with efforts to develop products for human application.

Because we are in the development stage of operations the relationships between revenue, cost of revenue, and operating expenses reflected in our financial statements are not necessarily indicative of the relationship between and among such items as we expand and as we progress towards operations. Accordingly, there is currently no basis upon which we are able to provide a meaningful comparison of our results of operation for one period as compared to another period.

Liquidity and Capital Resources

As of December 31, 2009, we had current assets of $19,754 consisting of cash and cash equivalents of $10,599 as well as deposits and prepayments of $9,155.  As of December 31, 2009, our total assets were $368,389, consisting primarily of the net value of patents of $343,413.

As of December 31, 2009, our current liabilities were $1,453,584, consisting primarily of amounts due to our holding company in the amount of $1,143,585, which are unsecured, interest free and repayable upon demand.

As described more fully below under Plan of Operations, our plan of operations calls for significant expenditures in connection with conducting additional research and development activities and conducting clinical trials TG 21.

Plan of Operations

Our plan of operations for the fiscal year ending December 31, 2010, is to continue to conduct additional research and development activities regarding TG 21 and other potential antiviral solutions for various viruses.  Our initial consideration will be to begin pre-clinical and clinical trials in China in cooperation with the South China Center for Innovative Pharmaceuticals (SCCIP), to undertake efforts in the United Kingdom directed toward international recognition of TG 21, to conduct additional research and development in India and to prepare for filing of additional patent applications in various countries.

We currently estimate that we will require approximately US$7 million to conduct initial clinical trials and the additional research and development activities described above, and approximately US$3 million for working capital purposes.  We do not currently have any arrangements in place to obtain the necessary financing for these activities and may not be able to find such financing on terms which are acceptable to us. We believe the most likely source of additional financing presently available to us is through sale of equity capital after, or in conjunction with, the process of establishing a public trading market for our shares.  There can be no assurance that a trading market will be established, or we will be able to raise additional capital on terms we consider satisfactory, either after, or in conjunction with, the establishment of a trading market for our shares.

We have no current sources of liquidity other than cash on hand.  We do not have in place any line of credit or other credit facility, and our lack of revenue and our lack of assets with which to collateralize a loan would make any borrowing difficult. For this reason, we believe that the most feasible source of funds currently available to us is from the offer and sale of equity securities, or debt securities convertible into equity securities either after, or in conjunction with, the establishment of a public trading market for our shares.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements

ANTIVIRAL TECHNOLOGIES, INC.

(A Development Stage Company)

Financial Statements

Year Ended December 31, 2009 and 2008

Table of Contents

Page

ALBERT WONG & CO.

CERTIFIED PUBLIC ACCOUNTANTS

7th Floor, Nan Dao Commercial Building

359-361 Queen’s Road Central

Hong Kong

Tel : 2851 7954

Fax: 2545 4086

ALBERT WONG

B.Soc., Sc., ACA., LL.B., C.P.A.(Practising)

To:  The board of directors and stockholders of

Antiviral Technologies, Inc. (“the Company”)

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of the Company as of December 31, 2009 and 2008 and the related statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Hong Kong, China                                                                             Albert Wong & Co.

March 31, 2010

Certified Public Accountants

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

		2009	2008
	Notes	-----------------	-----------------
ASSETS
Current Assets:
Cash and cash equivalents		$10,599	$522,833
Prepayments, deposit and other receivables		9,155	520
		---------------------	---------------------
Total current assets		19,754	523,353

Non-Current Assets
Property, plant and equipments, net	5	5,222	3,085
Patents, net	6	343,413	283,165
		---------------------	---------------------
Total non-current assets		348,635	286,250
		---------------------	---------------------
Total Assets		$368,389	$809,603
		=============	=============

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current liabilities:
Accruals and other payables		$87,261	$58,620
Amounts due to directors and officers	7	222,738	25,222
Amount due to the ultimate holding company	8	1,143,585	1,354,577
		---------------------	---------------------
Total Liabilities		$1,453,584	$1,438, 419
		---------------------	---------------------

Stockholders' equity/(deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
no share issued and outstanding		-	-
Common stock, $0.001 par value; 150,000,000 shares authorized;
150,000,000 (2008: 147,000,000) shares issued and outstanding		$150,000	$147,000
Additional paid-in-capital		(144,858)	(146,999)
Accumulated other comprehensive income		1,544	1,052
Deficit accumulated during the development stage		(1, 091,881)	(629,869)
		---------------------	---------------------
Total stockholders' equity/(deficit)		(1,085,195)	(628,816)
		---------------------	---------------------
Total Liabilities and Shareholders' equity		$368,389	$809,603
		============	============

The accompanying notes are an integral part of these consolidated financial statements

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

	2009	2008
	-----------------------	-----------------------
Revenue	$-	$-
	-----------------------	-----------------------

Operating Expenses:
Selling and distribution costs	18,185	5,592
General and administrative expenses	459,325	210,889
	-----------------------	-----------------------
Loss from operations before other expense	(477,510)	(216,481)

Other expenses – net exchange gain / (loss)	15,276	(104,974)
Interest income	222	11,002
Interest expense	-	-
	-----------------------	-----------------------
Net loss	(462,012)	(310,453)
Other comprehensive income
Foreign currency translation gain / (loss)	492	10
	------------------------	------------------------
Comprehensive loss	(461,520)	(310,443)
	==============	==============

Basic and diluted loss per common share	$0.00	$0.00
	==============	==============
Basic and diluted weighted average number of common shares of common shares *	150,000,000	147,000,000
	==============	==============

The accompanying notes are an integral part of these consolidated financial statements.

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	income	deficit	equity (deficit)
		US$	US$	US$	US$	US$
	----------------	----------	--------------	---------------	--------------	---------------
Balance at January 1, 2008	147,000,000	147,000	(146,999)	1,042	(319,416)	(318,373)
Foreign currency translation adjustment	-	-	-	10	-	10
Net loss	-	-	-	-	(310,453)	(310,453)
	----------------	----------	--------------	---------------	--------------	---------------
Balance at December 31, 2008 and January 1, 2009	147,000,000	147,000	(146,999)	1,052	(629,869)	(628,816)

Reverse acquisition	3,000,000	3,000	2,141	-	-	5,141
Foreign currency translation adjustment	-	-	-	492	-	492
Net loss	-	-	-	-	(462,012)	(462,012)
	----------------	-----------	--------------	---------------	--------------	---------------
Balance at December 31, 2009	150,000,000	150,000	(144,858)	1,544	(1091,881)	(1,085,195)
	=========	=======	========	=========	========	=========

The accompanying notes are an integral part of these consolidated financial statements.

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)
	2009	2008
	-----------------	-----------------
Cash flows from operating activities:
Net Loss	$(462,012)	$(310,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,096	706
Amortization	3,599	3,439
(Increase) decrease in assets and liabilities:
Prepaid expenses, deposit	(8,639)	2,369
Other receivables	4	3,126
Accruals	28,150	6,929
Related party payables	490
Amounts due to directors and officers	197,516	25,103
	------------------	------------------
Net cash generated/(used) in operating activities	(239,796)	(268,780)
Cash flows from investing activities:
Purchase of plant and equipment	(3,231)	(3,390)
Patents filing costs	(63,840)	(141,074)
	------------------	------------------
Net cash used in investing activities	(67,071)	(144,464)

Cash flows from financing activities:
Amount due to the ultimate holding company	(210,992)	884,990
	------------------	------------------
Net cash (used in) provided by financing activities	(210,992)	884,990
	------------------	------------------
Net increase/(decrease) in cash and cash equivalents	(517,859)	471,746
Effect of exchange rate changes on cash and cash equivalents	5,625	(13,226)
Cash and cash equivalents – beginning of year	522,833	64,313
	------------------	------------------
Cash and cash equivalents – end of year	$10,599	$522,833
	===========	===========
Supplemental disclosure of cash flow information:
Interest paid	$-	$-
	===========	===========
Income taxes paid	$-	$-
	===========	===========

The accompanying notes are an integral part of these consolidated financial statements.

*

In 2009, the issuance of Common Stock for the acquisition of Obio (H.K.) of $147,000 by issuance of 147 million shares is not included in the Consolidated Cash Flow Statements due to non-cash in nature.

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Stated in US Dollars)

NOTE 1.  ORGANIZATION AND PRINCIPAL ACTIVITY

Antiviral Technologies, Inc. (“the Company”) was incorporated in the state of Nevada on September 13, 2007, as Table Mesa Acquisitions, Inc., and on October 13, 2009, changed its name to Antiviral Technologies, Inc., in anticipation of completion of the Share Exchange described in Item 2.01.  On October 14, 2009, pursuant to the terms of the Agreement for Share Exchange, the Company acquired Obio Pharmaceutical (H.K.) Ltd (“Obio HK”), and its wholly-owned subsidiary, Beijing Obio Pharmaceutical Co., Ltd (“Beijing Obio”). This transaction was accounted for as a “reverse merger” with Obio HK deemed to be the accounting acquirer and the Company as the legal acquirer.  Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements for periods prior to the Share Exchange will be those of Obio HK, recorded at its historical cost basis. After completion of the Share Exchange, the Company’s consolidated financial statements will include the assets and liabilities of both the Company and Obio HK, the historical operations of Obio HK and the operations of the Company and its subsidiaries from the closing date of the Share Exchange.

Obio HK is a Hong Kong corporation which was formed on June 28, 1999 as Pacific Cosmos Investment Limited. After formation, it had several name changes including a change to J & P Capital (Hong Kong) Limited, on August 27, 1999, a change to Omega-Pharma (Hong Kong) Limited, on May 21, 2003, a change to Omega-BioPharma (HK) Limited, on December 10, 2003, and finally, a change to its current name, Obio Pharmaceutical (H.K.) Limited, on March 2, 2009.

Beijing Obio was incorporated under the laws of the PRC as a limited company on January 2, 2008.

The Company and its subsidiaries (hereinafter, collectively referred to as the “Group”) are engaged in human pharmaceutical research and development.

NOTE 2  UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.

As of December 31, 2009, the Company has not generated any revenue and has incurred an accumulated deficit since inception totaling $1,091,881 at December 31, 2009 and its current liabilities exceed its current assets by $1,433,830. These financial statements do not include any adjustments relating to the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern

NOTE 3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Method of Accounting

The Company maintains its general ledger and journals with the accrual method accounting for financial reporting purposes. The consolidated financial statements and notes are representations of management.  Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of consolidated financial statements.

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Stated in US Dollars)

(b)

Principles of consolidation

The consolidated financial statements are presented in US Dollars and include the accounts of the Company and its subsidiary.  All significant inter-company balances and transactions are eliminated in consolidation.

The Company owned its subsidiary soon after its inception and continued to own the equity’s interests through December 31, 2009.  The following table depicts the identity of the subsidiary:

		Attributable equity Interest %	Registered
Name of subsidiary	Place of Incorporation	interest %	capital

Obio Pharmaceutical (H.K.) Ltd	Hong Kong	100	$1

Beijing Obio Pharmaceutical Co., Ltd	PRC	100	$200,000

(c)

Use of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

(d)

Economic and political risks

The Company’s operation is conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

(e)

Property, plant and equipment

Plant and equipment are carried at cost less accumulated depreciation.  Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Office equipment	5 years
Testing equipment	5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income.

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Stated in US Dollars)

(f)

Patents

Patents that are acquired by the Company and/or self-invented are stated as cost less accumulated amortisation. Amortisation is provided over the respective useful lives, using the straight-line method.  Estimated useful lives of the patents are 20 years.

(g)

Accounting for the impairment of long-lived assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events and circumstances warrant such a review, pursuant to the guidelines established in ASC No. 360. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognised based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

During the reporting years, there was no impairment loss.

(h)

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains bank accounts in the United States of America. The subsidiaries of the Company maintain bank accounts in Hong Kong and the PRC.

(i)

Income taxes

The Company accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

(j)

Foreign currency translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Hong Kong Dollar (HK$) and Renminbi (RMB). The consolidated financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	2009	2008
Year end HK$ : USD exchange rate	7.7551	7.7507
Average yearly HK$ : USD exchange rate	7.7522	7.7874

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Stated in US Dollars)

	2009	2008
Year end RMB : USD exchange rate	6.8372	6.8542
Average yearly RMB : USD exchange rate	6.8409	6.9622

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation. In addition, the current foreign exchange control policies applicable in PRC also restrict the transfer of assets or dividends outside the PRC.

(k)

Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other consolidated financial statements. The Company’s current component of comprehensive income is the net income and foreign currency translation adjustment.

(l)

Recently implemented standards

ASC 105, Generally Accepted Accounting Principles (“ASC 105”) (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board (“FASB”) into a single source of authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification (“ASC”) carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed “non-authoritative”. ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company’s references to GAAP authoritative guidance but did not impact the Company’s financial position or results of operations.

ASC 855, Subsequent Events (“ASC 855”) (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company’s evaluation of its subsequent events. ASC 855 defines two types of subsequent events, “recognized” and “non-recognized”. Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

ASC 944, Financial Services – Insurance (“ASC 944”) contains guidance that was previously issued by the FASB in May 2008 as Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60 that provides for changes to both the recognition and measurement of premium revenues and claim liabilities for financial guarantee insurance contracts that do not qualify as a derivative instrument in accordance with ASC 815, Derivatives and Hedging

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Stated in US Dollars)

(formerly included under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities). This financial guarantee insurance contract guidance also expands the disclosure requirements related to these contracts to include such items as a company’s method of tracking insured financial obligations with credit deterioration, financial information about the insured financial obligations, and management’s policies for placing and monitoring the insured financial obligations. ASC 944, as it relates to financial guarantee insurance contracts, was effective for fiscal years beginning after December 15, 2008, except for certain disclosures related to the insured financial obligations, which were effective for the third quarter of 2008. The Company does not have financial guarantee insurance products, and, accordingly, the implementation of this portion of ASC 944 did not have an effect on the Company’s results of operations or financial position.

ASC 805, Business Combinations (“ASC 805”) (formerly included under Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations) contains guidance that was issued by the FASB in December 2007. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with certain exceptions. Additionally, the guidance requires changes to the accounting treatment of acquisition related items, including, among other items, transaction costs, contingent consideration, restructuring costs, indemnification assets and tax benefits. ASC 805 also provides for a substantial number of new disclosure requirements. ASC 805 also contains guidance that was formerly issued as FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies which was intended to provide additional guidance clarifying application issues regarding initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805 was effective for business combinations initiated on or after the first annual reporting period beginning after December 15, 2008. The Company implemented this guidance effective January 1, 2009.

Implementing this guidance did not have an effect on the Company’s financial position or results of operations; however it will likely have an impact on the Company’s accounting for future business combinations, but the effect is dependent upon acquisitions, if any, that are made in the future.

ASC 810, Consolidation (“ASC 810”) includes new guidance issued by the FASB in December 2007 governing the accounting for and reporting of noncontrolling interests (previously referred to as minority interests). This guidance established reporting requirements which include, among other things, that noncontrolling interests be reflected as a separate component of equity, not as a liability. It also requires that the interests of the parent and the noncontrolling interest be clearly identifiable. Additionally, increases and decreases in a parent’s ownership interest that leave control intact shall be reflected as equity transactions, rather than step acquisitions or dilution gains or losses. This guidance also requires changes to the presentation of information in the financial statements and provides for additional disclosure requirements. ASC 810 was effective for fiscal years beginning on or after December 15, 2008. The Company implemented this guidance as of January 1, 2009. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

ASC 825, Financial Instruments (“ASC 825”) includes guidance which was issued in February 2007 by the FASB andwas previously included under Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115. The related sections within ASC 825 permit a company to choose, at specified election dates, to measure at fair value certain eligible financial assets and liabilities that are not currently required to be measured at fair value. The specified election dates include, but are not limited to, the date when an entity first recognizes the item, when an entity enters into a firm commitment or when changes in the financial instrument causes it to no longer qualify for fair value accounting under a different accounting standard. An entity may elect the fair value option for eligible items that exist at the effective date. At that date, the difference between the carrying amounts and the fair values of eligible items for which the fair value option is elected should be recognized as a cumulative effect adjustment to the opening balance of retained earnings. The fair value option may be elected for each entire financial instrument, but need not be applied to all similar instruments. Once the fair value option has been elected, it is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Stated in US Dollars)

This guidance was effective as of the beginning of fiscal years that began after November 15, 2007. The Company does not have eligible financial assets and liabilities, and, accordingly, the implementation of ASC 825 did not have an effect on the Company’s results of operations or financial position.

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) (formerly included under Statement of Financial Accounting Standards No. 157, Fair Value Measurements) includes guidance that was issued by the FASB in September 2006 that created a common definition of fair value to be used throughout generally accepted accounting principles. ASC 820 applies whenever other standards require or permit assets or liabilities to be measured at fair value, with certain exceptions. This guidance established a hierarchy for determining fair value which emphasizes the use of observable market data whenever available. It also required expanded disclosures which include the extent to which assets and liabilities are measured at fair value, the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. ASC 820 also provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The emphasis of ASC 820 is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, under current market conditions. ASC 820 also further clarifies the guidance to be considered when determining whether or not a transaction is orderly and clarifies the valuation of securities in markets that are not active. This guidance includes information related to a company’s use of judgment, in addition to market information, in certain circumstances to value assets which have inactive markets.

Fair value guidance in ASC 820 was initially effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years for financial assets and liabilities. The effective date of ASC 820 for all non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities was fiscal years beginning after November 15, 2008. Guidance related to fair value measurements in an inactive market was effective in October 2008 and guidance related to orderly transactions under current market conditions was effective for interim and annual reporting periods ending after June 15, 2009.

The Company applied the provisions of ASC 820 to its financial assets and liabilities upon adoption at January 1, 2008 and adopted the remaining provisions relating to certain nonfinancial assets and liabilities on January 1, 2009. The difference between the carrying amounts and fair values of those financial instruments held upon initial adoption on January 1, 2008, was recognized as a cumulative effect adjustment to the opening balance of retained earnings and was not material to the Company’s financial position or results of operations. The Company implemented the guidance related to orderly transactions under current market conditions as of April 1, 2009, which also was not material to the Company’s financial position or results of operations.

In August 2009, the FASB issued ASC Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value (“ASC Update No. 2009-05”). This update amends ASC 820, Fair Value Measurements and Disclosures and provides further guidance on measuring the fair value of a liability. The guidance establishes the types of valuation techniques to be used to value a liability when a quoted market price in an active market for the identical liability is not available, such as the use of an identical or similar liability when traded as an asset. The guidance also further clarifies that a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are both Level 1 fair value measurements. If adjustments are required to be applied to the quoted price, it results in a level 2 or 3 fair value measurement. The guidance provided in the update is effective for the first reporting period (including interim periods) beginning after issuance. The Company does not expect that the implementation of ASC Update No. 2009-05 will have a material effect on its financial position or results of operations.

In September 2009, the FASB issued ASC Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (“ASC Update No. 2009-12”). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Stated in US Dollars)

value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted. The Company does not expect that the implementation of ASC Update No. 2009-12 will have a material effect on its financial position or results of operations.

In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“Statement No. 167”). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 (“FIN 46R”) to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity’s economic performance. This statement also enhances disclosures about a company’s involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 (“Statement No. 166”). Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 (“Statement No. 140”) and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No. 166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. Although Statement No. 166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 166 will have a material impact on its financial position or results of operations.

NOTE 4  CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Company to concentrations of credit risk, consists of cash and other receivables as of December 31, 2009 and 2008. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of December 31, 2009 and 2008, the Company’s bank deposits were all placed with banks in Hong Kong and the PRC where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

The maximum amount of loss due to credit risk that the Company would incur if the counter parties to the financial instruments failed to perform is represented the carrying amount of each financial asset in the balance sheet.

NOTE 5  PROPERTY, PLANT AND EQUIPMENT, NET

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Stated in US Dollars)

Property and equipment is summarized as follows:

	2009	2008
	----------------------	----------------------
Cost

Plant and Machinery	$3,893	$3,895
Furniture, fixture and equipment	1,636	-
Office equipment	5,003	3,405
	-----------------------	-----------------------
	10,532	7,300
Accumulated depreciation	(5,310)	(4,216)
	-----------------------	-----------------------

	$5,222	$3,084
	==============	==============

Depreciation expenses included in the general and administrative expenses for the years ended December 31, 2009 and 2008 were $1,096 and $706.

NOTE 6  PATENTS, NET

Patents are summarized as follows:

	2009	2008
	----------------------	----------------------
Cost

Patents	$288,735	$224,856
License	67,053	67,091
	-----------------------	-----------------------
	355,788	291,947
Accumulated amortisation	(12,375)	(8,782)
	-----------------------	-----------------------

	$343,413	$283,165
	==============	==============

Amortization included in the general and administrative expenses for the years ended December 31, 2009 and 2008 were $3,599 and $3,439.

NOTE 7  AMOUNTS DUE TO DIRECTORS AND OFFICERS

Amounts due to directors and officers were the amount due to Mr. Francis Chi, director, Dr. Bill Piu Chan, Chief Executive Officer, Mr. Kin Chung Cheng, Chief Financial Officer and Dr. Jess Gilbert Thoene, Chief Technical Officer and was unsecured, interest free and repayable upon completion of any fund raising exercise of Obio HK or ATI. The balances due to directors and officers are $222,738 and $25,222 as of December 31, 2009 and 2008 respectively.

NOTE 8  AMOUNT DUE TO THE ULTIMATE HOLDING COMPANY

Amount due to the ultimate holding company was unsecured, interest free and does not have a fixed repayment date.

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Stated in US Dollars)

NOTE 9  INCOME TAXES

United States Tax

The Company is subject to United States of America tax law. No provision for income taxes in the United States or elsewhere has been made as the Company had no taxable income for the years ended December 31, 2009 and 2008. The statutory tax rate for each of the years ended December 31, 2009 and 2008 is 35%.

Hong Kong Tax

Obio HK is subject to the Hong Kong profits tax rate of 16.5%. No provision for income taxes in the Hong Kong or elsewhere has been made as Obio HK had no taxable income for the years ended December 31, 2009 and 2008.

PRC Tax

Beijing Obio is registered and operate in Beijing, the PRC, subject to a 25% enterprise income tax (“EIT”). No provision for income taxes in the PRC or elsewhere has been made as Beijing Obio had no taxable income for years ended December 31, 2009 and 2008.

(a)

A reconciliation between the income tax computed at the Hong Kong profits tax rate and the Group’s provision for income tax is as follows:

	2009	2008

Hong Kong profits tax	16.5%	17.5%
Valuation allowances	(16.5%)	(17.5%)

Provision for income tax	-	-

(b)

No deferred tax has been provided as there are no material temporary differences arising during the years ended December 31, 2009 and 2008.

NOTE 10  RELATED PARTY TRANSACTIONS

In the normal course of its business, the group carried out the following related party transactions during the years 2009 and 2008.

	2009	2008

Accounting services fee paid to a related party (a)	$4,644	$7,705

Consultancy fee paid to a director (b)	$-	$25,053

Consultancy fee paid to a director of the ultimate
holding company (c)	$-	$31,480

Company secretarial fee paid to related parties (d)	$1,955	$4,351

(a)

The accounting services fee was paid to a related company controlled by Chi Francis, a director of the ultimate holding company.

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Stated in US Dollars)

(b)

The consultancy fee was paid to Chi Francis, a director of the Company.

(c)

The consultancy fee was paid to Chan Bill Piu, a director of ultimate holding company.

(d)

The company secretarial fee was paid to related companies controlled by Chan Kin Man, Eddie, a director of the ultimate holding company.

NOTE 11  FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, prepaid expenses, amount due from/to a director/officers/fellow subsidiary/holding company, other receivables, and accruals approximate their fair values because of the short maturity of these instruments and the availability of the market rates of interest.

NOTE 12  SEGMENT INFORMATION

The Company is principally engaged in business of human pharmaceutical research and development.  No significant revenues are derived during the reporting years. Accordingly, no analysis of the Company’s sales and assets by geographical market is presented.

NOTE 13 SUBSEQUENT EVENT

In preparing these financial statements, the Company evaluated the events and transactions that occurred from January 1,

2010 through March 29, 2010, the date these financial statements were issued. The Company has made the required additional disclosures in reporting periods in which subsequent events occur.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Effective December 10, 2009, we appointed Albert Wong & Co., CPA. ("AWC"), which appointment was approved by our Board of Directors, to act as our independent auditors. During the Company's most recent fiscal year end, the Company has not consulted AWC regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, nor did AWC provided advice to the Company, either written or oral, that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue. Further, during the Company's most recent fiscal yearend, the Company has not consulted AWC on any matter that was the subject of a "disagreement" or a "reportable event" (each as defined in Item 304 of Regulation S-B).

ITEM 9A. CONTROLS AND PROCEDURES

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

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2008 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2009, the Company's internal control over financial reporting was effective.

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

There was no change in the Company's internal control over financial reporting during the year ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPRATE GOVERNANCE

Directors and Executive Officers

The following table sets forth, as of December 31, 2009, the names and ages of the directors and executive officers of the Registrant, the principal positions with the Registrant held by such persons and the date such persons became a director or executive officer. The executive officers are elected annually by the Board of Directors. The directors serve one year terms or until their successors are elected.

Name	Age	Position Held and Tenure
Dr. Bill Piu Chan	48	CEO, President
Cheng, Kin Chung	48	CFO
Francis Chi	49	Director
Dr. Jess Gilbert Thoene	67	CTO
Jay Lutsky	66	Director

Biographical Information

Dr. Bill Piu Chan.  Dr. Chan, age 48, is currently the CEO and President of the Company.  Additionally, he has been a director of Obio HK since September 2009.  He joined Obio Pharmaceutical Holdings Limited as director and Chief Technical Officer in 2005.  He is currently a Professor and Director of the Beijing Institute of Geriatrics and a member of American Academy of Neurology. He has been appointed as the Deputy Director and Principal Investigator of Chinese National Human Genome Center Beijing since 2001. He is the Vice President of the Chinese Society of Gerontology and Geriatrics, council member of the International Association of Gerontology and Geriatrics (IAGG), and Secretary of the IAGG Asia-Oceania Region. He was the President of the Society of Chinese Neuroscientists in America from 1998 to 2000 and the Secretary of Asia-Pacific Society for Neurochemistry from 2000 to 2006. In 2002, he attained First Award for Scientific Achievement from both Ministry of Education and Chinese Medical Association in the People's Republic of China.  Dr. Chan is currently the Director of the National GCP center on neurodegenerative disorders and has been the Principal investigator for six drug trials including phase I through IV in the Peoples' Republic of China.  Dr. Chan was the founder and director of the Immunotech Beijing Ltd and Immunocell Technology Ltd, President and director of Wincon Theracells Biotechnologies Co., Inc.  Dr. Chan graduated from Human Medical College in Changsha and became a neurologist after the fellowship training. He later acquired his Doctor of Philosophy in neurosciences from Sun Yan-Sen University of Medical Sciences in Guangzhou followed by postdoctoral training at the Parkinson's Institute in Sunnyvale, California, where he spent more than 10 years as senior scientist before returning to the People's Republic of China. Dr. Chan is well known for his clinical and basic research on Parkinson's disease and geriatric disorders.

Cheng, Kin Chung.  Mr. Cheng, age 48, is the Chief Financial Officer of the Company.  He joined the Obio Group in December 2008 and was appointed to his current position in September 2009.  From April 2009, to the present, Mr. Cheng has served as the Managing Director of Jovian Corporate Services Limited, providing corporate and investor relations advisory to mostly Hong Kong listed companies.  From September 2008 to April 2009, Mr. Cheng served as Chief Executive Officer of Skyworth TTG Holdings Limited, which is engaged in the business of providing identity and access management services to its clients.  Mr. Cheng joined Skyworth Digital Holdings Limited (Skyworth), a listed company in Hong Kong specializing in providing Digital TV and set-top boxes, in July 2004 as Director and Chief Financial Officer and was subsequently redesignated as Chief Investment and Information Officer in January 2008.  At Skyworth, Mr. Cheng was involved in formulation of business strategy and was responsible for the financial matters of Skyworth in the capacity of Director and Chief Financial Officer.  He was also responsible for the group's information technology development and the Group's investment strategy.  Prior to joining Skyworth, Mr. Cheng was a partner at Deloitte Touche Tohmatsu Hong Kong office responsible for the audit and corporate finance divisions. Mr. Cheng holds a master degree in Professional Accounting (2000) and master degree of arts in English for Professional (2009) awarded by the Hong Kong Polytechnic University.  Mr. Cheng is also a member of American Institute of Certified Public Accountants and Institute of Chartered Accountants in England & Wales, a fellow member of the Hong Kong Institute of Certified Public Accountants and member of the Hong Kong Institute of Securities.

Francis Chi. Mr. Chi, age 49, is a director of the Company.  Additionally, he is the founder and Executive Director of the Obio Group, and is currently the Chief Executive Officer of the Walcom Group, a company listed in the Alternative Investment Market of the London Stock Exchange. He was the Managing Director of Walcom Chemicals Company Limited from 1990 to 1998.  He was the Managing Director of Becoin Limited from 1986 to 1990 and was sales manager of Listo Enterprises Co., Ltd. from 1984 to 1986. Mr. Chi earned a bachelors degree of arts in Business Administration from Seattle University in 1984.

Dr. Jess Gilbert Thoene.  Dr. Thoene, age 67, joined the Obio Group in 2007 as technical advisor and was appointed to his current position as Chief Technical Officer in September 2009; and was subsequently appointed as a director of Obio Pharmaceutical Holdings Limited in November, 2008. Since 2006, Dr. Thoene has been Active Emeritus Professor at the University of Michigan.  Previously, Dr. Thoene was the Karen Gore Professor and Director at the Hayward Human Genetics Center of the Tulane University Health Sciences Center from 2000 to 2006. Prior to that, Dr. Thoene was Professor of Pediatrics at the University of Michigan from 1977 to 1999.  He was also Head of the Biochemical Genetics Program at the University of Michigan from 1985 to 1999 and Director of the Pediatric Clinical

Research Center at the University of Michigan from 1986 to 1998. Dr. Thoene is currently a member of The American Society for Clinical Investigation, The American Society of Biochemistry and Molecular Biology, The American Pediatric Society, The American Society of Human Genetics, and the Society for Inherited Metabolic Disorders. Dr. Thoene is Past Chairman of the National Organization for Rare Disorders and chaired the U.S. National Commission on Orphan Diseases. Dr. Thoene was a member of the board of directors of Copley Pharmaceuticals, Inc. from 1998 to 1999, a member of the Scientific Advisory Board of Watson Pharmaceuticals, Inc. from 1992 to 1998 and Chair of the Board of Scientific Counselors of the U.S. National Institute of Child Health and Human Development from 1999 to 2001. In 1964, Dr. Thoene received a Bachelor of Science in Chemistry from Stanford University, and in 1968 he received the M.D. degree from Johns Hopkins University School of Medicine.  He completed a residency in pediatrics at Johns Hopkins from 1968 to 1971.  Dr. Thoene was a Post Doctoral Fellow in Metabolic Disease at the University of California San Diego from 1974 to 1977. He is certified by the American Board of Medical Genetics in Clinical Biochemical Genetics and by the American Board of Pediatrics. He has published more than 100 peer-reviewed papers and chapters in scientific works and has edited three books: Pathophysiology of Lysosomal Transport, Small Molecule Therapy of Genetic Disease (in press) and Physician's Guide to Rare Diseases.

Jay Lutsky   Mr. Lutsky, age 66, is currently a director of the Company.  Since May of 1980, Mr. Lutsky has done business as Dolphin & Associates, a private consulting firm that is a sole proprietorship, while managing his personal investment portfolio.  He is listed in "Who's Who in Finance and Industry."  He earned a Bachelor of Science degree in 1967 from Kent State University.

Family Relationships

There is no family relationship between any of the current directors or officers of the Company.

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

Directorships

None of the Company’s executive officers or directors is a director of any company with a class of equity securities registered pursuant to Section 12 of the Securities exchange Act of 1934 (the “Exchange Act”) or subject to the requirements of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it, the Company believes that, during the fiscal year ended December 31, 2009, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were satisfied.

Code of Ethics

The Company has not yet adopted a code of ethics.  The Company intends to adopt a code of ethics in the near future.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth, for the years indicated, all compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by the Company’s chief executive officer , chief financial officer and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the stated periods; the information contained below represents compensation paid to the Registrant’s officers for their work related to the Registrant and the Registrant’s subsidiary, Obio Pharmaceutical (HK), Ltd. These officers are referred to herein as the “named executive officers.”

Change in
Pension
						Non-Equity	Value and
						Incentive	Non-qualified
				Stock	Option	Plan	Compensation	All other
Name and		Salary	Bonus	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)	($)
Francis Chi	2008 2009	- 130 (1)	- -	- -	- -	- -	- -	25,012 (1) 55,596 (1)	25,012 (1) 55,726 (1)
Bill P Chan	2008 2009	- 130 (3)	- -	- -	- -	- -	- -	40,198(2) 55,596 (3)	40,198 (2) 55,726 (3)
Cheng, Kin Chung	2008 2009	- 130 (4)	- -	- -	- -	- -	- -	- 55,596 (4)	- 55,726 (4)
Jess Gilbert Thoene	2008 2009	- 130 (4)	- -	- -	- -	- -	- -	- 55,596 (4)	- 55,596 (4)

(1)

This figure represents compensation paid to Francis Chi for work as an officer of the Company’s subsidiary, Obio Pharmaceutical (H.K.) Ltd.

(2)

This figure represents compensation paid to Bill P Chan for work as an officer of the Company’s subsidiary, Beijing Obio Pharmaceutical Co., Ltd.

(3)

This figure represents compensation paid to Bill P Chan for work as an officer of the Company’s subsidiary, Obio Pharmaceutical (H.K.) Ltd.

(4)

This figure represents compensation paid to Cheng, Kin Chung and Jess Gilbert Thoene for work as an officer of the Company’s subsidiary, Obio Pharmaceutical (H.K.) Ltd.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED

STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2009, certain information with respect to the common stock beneficially owned by (i) each director, nominee to the Board of Directors and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all directors and executive officers as a group:

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common	Obio Pharmaceutical Holdings Limited Suite 1111, Tower 2, Silvercord, 30 Canton Road, Tsimshatsui, Kowloon, Hong Kong	147,000,000	98%
Common	Francis Chi (1) Suite 1111, Tower 2, Silvercord, 30 Canton Road, Tsimshatsui, Kowloon, Hong Kong	72,589,908 (2)	48.39%
Common	Cheng, Kin Chung (1) 14/F Shanghai Industrial Invetment Building, 48 – 62 Hennessy Road, Wan Chai, , Hong Kong	0	0%
Common	Dr. Bill Piu Chan (1) 6-2-8A Citichamp Palace, Madian, Beijing, 100088, China	356,611 (3)	0.24%
Common	Dr. Jess Gilbert Thoene (1) 1308 Brooks St Ann Arbor, MI 48103 USA	0	0%

Common	Bioglory International Limited P.O. Box 957, Offshore Corporations, Road Town, Tortola, British Virgin Islands	25,051,740 (4)	16.7%
Common	Simplex Capital (Holdings) Limited TrustNet Chambers, P.O. Box 3444, Road Town, Tortola, British Virgin Islands	13,858,616 (5)	9.24%
Common	Luckman Investment Limited Trident Chambers, P.O. Box 146, Road Town, Tortola, British Virgin Islands	7,515,522 (6)	5.01%
Common	Jay Lutsky 4807 S. Zang Way Morrison, CO 80465	822,682 (7)	0.55%

Common	All Directors, Executive Officers, and Director Nominees as a Group ( 5 in number)	73,769,201 (8)	49.18%

(1) The person listed is an officer, a director, or both, of the Company, or a nominee to become a director of the Company.

(2)

Includes 72,589,908 shares held of record by Obio Pharmaceutical Holdings Limited of which Mr. Chi may be deemed to be the beneficial owner as a result of the ownership of approximately 48.39% of the share capital of Obio Pharmaceutical Holdings Limited.

(3)

Includes 356,611 shares held of record by Obio Pharmaceutical Holdings Limited of which Dr. Chan may be deemed to be the beneficial owner as a result of the ownership of approximately 0.24% of the share capital of Obio Pharmaceutical Holdings Limited.

(4)

Includes 25,051,740 shares held of record by Obio Pharmaceutical Holdings Limited of which Bioglory International Limited may be deemed to be the beneficial owner as a result of the ownership of approximately 16.7% of the share capital of Obio Pharmaceutical Holdings Limited.

(5)

Includes 13,858,616 shares held of record by Obio Pharmaceutical Holdings Limited of which Simplex Capital (Holdings) Limited may be deemed to be the beneficial owner as a result of the ownership of approximately 9.24% of the share capital of Obio Pharmaceutical Holdings Limited.

(6)

Includes 7,515,522 shares held of record by Obio Pharmaceutical Holdings Limited of which Luckman Investment Limited may be deemed to be the beneficial owner as a result of the ownership of approximately 5.01% of the share capital of Obio Pharmaceutical Holdings Limited.

(7)

Includes 411,341 held of record by Mr. Lutsky, and 411,341 shares held of record by Mr. Lutsky’s spouse, of which he may be deemed to be the beneficial owner

(8)

Includes 72,946,519 shares held of record by Obio Pharmaceutical Holdings Limited of which Mr. Chi and Dr. Chan may be deemed to be the beneficial owner as a result of the ownership of approximately 48.63% of the share capital of Obio Pharmaceutical Holdings Limited

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

There were no material transactions, or series of similar transactions, during our Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which our Company was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the small business issuer’s total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

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

Based upon the foregoing criteria, our Board of Directors has determined that Dr. Bill Piu Chan and Cheng, Kin Chung, are not independent directors under these rules as they are also employed by the Registrant as its CEO and CFO, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Albert Wong & Co., CPA (“AWC”) was the Company’s principal accountant for the fiscal year ended December 31, 2009, and was the principal accountant for the Company’s subsidiary, Obio Pharmaceutical (HK) Ltd., for the fiscal year ended December 31, 2008.  The aggregate fees billed by AWC for audit of the Company's annual financial statements for the fiscal year ended December 31, 2009, were $13,000, and the aggregate fees billed by AWC for audit of the annual financial statements of Obio Pharmaceutical (HK), Ltd., for the fiscal year ended December 31, 2008, were $5,000.

Audit Related Fees

AWC did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal year ended 2009.

AWC did not bill the Company or Obio Pharmaceutical (HK), Ltd., any amounts for assurance and related services that were related to its audit or review of the financial statements of Obio Pharmaceutical (HK), Ltd., during the fiscal year ended 2008.

Tax Fees

For the fiscal years ended December 31, 2009 and December 31, 2008, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

All Other Fees

AWC did not bill the Company of Obio Pharmaceutical (HK) Ltd. for any products and services other than the foregoing during the fiscal years ended December 31, 2009 and 2008.

Audit Committees Pre-approval Policies and Procedures

The Company does not have an audit committee per se. The current board of directors functions as the audit committee.

PART IV

ITEM 15. EXIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)

Audited financial statements of the Registrant for the fiscal years ended December 31, 2009 and 2008, are filed in Item 8 of this Report on Form 10-K.

 (a)(3)  Exhibits.   The following exhibits are filed with this Report, or incorporated herein by reference:

2.1

Share Exchange Agreement dated October 14, 2009, by and between Table Mesa  Acquisitions, Inc., Obio Pharmaceutical (H.K.), Ltd., and Obio Pharmaceutical Holdings, Ltd., the sole shareholder of Obio Pharmaceutical (H.K.), Ltd., (incorporated by reference from exhibit to Form 8-K filed with the Securities and Exchange Commission on October 22, 2009)

3.1

Original Articles of Incorporation filed with the State of Nevada on September 13, 2007, incorporated by reference from exhibit to Form 10 filed with the Securities and Exchange Commission on October 8, 2008 (incorporated by reference from exhibit to Form 8-K filed with the Securities and Exchange Commission on October 22, 2009).

3.2

Bylaws incorporated by reference from exhibit to Form 10 filed with the Securities and Exchange Commission on October 8, 2008 (incorporated by reference from exhibit to Form 8-K filed with the Securities and Exchange Commission on October 22, 2009).

10.1

Patent Assignment Agreement dated September 19, 2006, by and between Walcom Bio-Chemicals Industrial Limited, and Omega-BioPharma (H.K.) Limited, Omega Bio-Pharma (I.P.1) Limited, Omega Bio-Pharma (I.P.2) Limited, Omega Bio-Pharma (I.P.3) Limited and Omega-BioPharma Holdings Limited (incorporated by reference from exhibit to Form 8-K filed with the Securities and Exchange Commission on October 22, 2009)

10.2

Exclusive License Agreement dated September 19, 2006, by and between Walcom Bio-Chemicals Industrial Limited, Walcom Animal Science (I.P.) Limited, Walcom Animal Science (I.P.2) Limited, Walcom Animal Science (I.P3.) Limited, Walcom Animal Science (I.P.4) Limited, Walcom Animal Science (I.P.5) Limited, and Omega-BioPharma Holdings Limited (incorporated by reference from exhibit to Form 8-K filed with the Securities and Exchange Commission on October 22, 2009)

10.3

Sublicense Agreement dated September 17, 2009, by and between Obio Pharmaceutical Holdings Limited and Obio Pharmaceutical (H.K.) Limited (incorporated by reference from exhibit to Form 8-K filed with the Securities and Exchange Commission on October 22, 2009).

10.4

Current list of Patent Applications filed by Obio Pharmaceutical (H.K.) Limited (incorporated by reference from exhibit to Form 8-K filed with the Securities and Exchange Commission on October 22, 2009)

21.1	List of subsidiaries of the Registrant (incorporated by reference from exhibit to Form 8-K filed with the Securities and Exchange Commission on October 22, 2009)
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 34, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Antiviral Technologies, Inc.

a Nevada corporation

/s/ Bill Piu CHAN

---------------------------------------

Bill Piu CHAN

Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:

/s/ Bill Piu CHAN

--------------------------------------------

Bill Piu CHAN, Chief Executive Officer

Date:   March 31, 2010.

By:

/s/ Kin Chung CHENG

--------------------------------------------

Kin Chung CHENG, Chief Financial Officer, Principal Accounting Officer

Date:  March 31, 2010.

By:

/s/ Francis CHI

--------------------------------------------

Francis CHI, Director

Date:  March 31, 2010.

By:

/s/ Jay LUTSKY

--------------------------------------------

Jay LUTSKY, Director

Date:  March 31, 2010.