Form 10-Q
period 2010-03-31
ANTIVIRAL TECHNOLOGIES, INC.
filed 2010-05-14
CIK 1445226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 000-53449

ANTIVIRAL TECHNOLOGIES, INC.

 (Exact name of registrant as specified in its charter)

Nevada	26-1188469
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

Suite 1111, Tower II, Silvercord, 30 Canton Road, Tsimshatsui, Kowloon, Hong Kong
(Address of principal executive offices)
(852) 2317 1291
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [] Yes   [ X ] No

As of March 31, 2010 the Issuer had 150,000,000 shares of common stock issued and outstanding.

i

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	1
	Consolidated Balance Sheet as of March 31, 2010 and December 31, 2009	2
	Consolidated Statements of Income and Comprehensive Income for the three Months ended March 31, 2010 and 2009	3
	Consolidated Statement of Stockholders' Equity and Accumulated Other Comprehensive Income for the year ended December 31, 2009 and the three months ended March, 31 2010	4
	Consolidated Statements of Cash Flows for the three months period ended March 31, 2010 and 2009	5
	Notes to Consolidated Financial Statements	6-14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-16

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	17

Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	18

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3	Defaults Upon Senior Securities	18

Item 4	Submission of Matters to a Vote of Security Holders	18

Item 5	Other Matters	18

Item 6.	Exhibits	18

SIGNATURES		19

ii

PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

The consolidated financial statements of Antiviral Technologies, Inc., (the "Company"), a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company for the fiscal year ended December 31, 2009, as included in the Company's annual report on Form 10-K previously filed with the SEC.

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009
(Stated in US Dollars)

		March 31, 2010	December 31, 2009
	Notes	-----------------	-----------------
ASSETS
Current Assets:
Cash and cash equivalents		$7,546	$10,599
Prepayments, deposit and other receivables		7,936	9,155
		---------------------	---------------------
Total current assets		15,482	19,754

Non-Current Assets
Property, plant and equipments, net	5	4,911	5,222
Patents, net	6	347,967	343,413
		---------------------	---------------------
Total non-current assets		352,878	348,635
		---------------------	---------------------
Total Assets		$368,360	$368,389
		=============	=============

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current liabilities:
Accruals and other payables		$97,529	$87,261
Amounts due to directors and officers	7	285,420	222,738
Amount due to the ultimate holding company	8	1,177,974	1,143,585
		---------------------	---------------------
Total Liabilities		$1,560,923	$1,453,584
		---------------------	---------------------

Stockholders' equity/(deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
no share issued and outstanding		-	-
Common stock, $0.001 par value; 150,000,000 shares authorized;
150,000,000 (2008: 147,000,000) shares issued and outstanding		$150,000	$150,000
Additional paid-in-capital		(144,858)	(144,858)
Accumulated other comprehensive income		2,845	1,544
Deficit accumulated during the development stage		(1,200,550)	(1, 091,881)
		---------------------	---------------------
Total stockholders' equity/(deficit)		(1,192,563)	(1,085,195)
		---------------------	---------------------
Total Liabilities and Shareholders' equity		$368,360	$368,389
		============	============

The accompanying notes are an integral part of these consolidated financial statements

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Stated in US Dollars)

	Three month periods ended March 31
	--------------------------------------
	2010	2009
	-----------------------	-----------------------
Revenue	$-	$-
	-----------------------	-----------------------

Operating Expenses:
Selling and distribution costs	1,048	4,297
General and administrative expenses	107,695	113,733
	-----------------------	-----------------------
Loss from operations before other expense	(108,743)	(118,030)

Other expenses – net exchange gain / (loss)	68	(2,849)
Interest income	6	103
Interest expense	-	-
	-----------------------	-----------------------
Net loss	(108,669)	(120,776)
Other comprehensive income
Foreign currency translation gain / (loss)	1,301	(201)
	------------------------	------------------------
Comprehensive loss	(107,368)	(120,977)
	==============	==============

Basic and diluted loss per common share	$0.00	$0.00
	==============	==============
Basic and diluted weighted average number of common shares of common shares *	150,000,000	147,000,000
	==============	==============

The accompanying notes are an integral part of these consolidated financial statements.

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2009 AND FOR THE MONTHS ENDED 31 MARCH, 2010
(Stated in US Dollars)

			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	income	deficit	equity (deficit)
		US$	US$	US$	US$	US$
	---------------	----------	--------------	---------------	--------------	---------------
Balance at January 1, 2009	147,000,000	147,000	(146,999)	1,052	(629,869)	(628,816)
Reverse acquisition	3,000,000	3,000	2,141	-	-	5,141
Foreign currency translation adjustment	-	-	-	492	-	492
Net loss	-	-	-	-	(462,012)	(462,012)
	---------------	----------	--------------	---------------	--------------	---------------
Balance at December 31, 2009 and January 1, 2010	150,000,000	150,000	(144,858)	1,544	(1,091,881)	(1,085,195)

Foreign currency translation adjustment	-	-	-	1,301	-	1,301
Net loss	-	-	-	-	(108,669)	(108,669)
	---------------	-----------	--------------	---------------	--------------	---------------
Balance at March 31, 2010	150,000,000	150,000	(144,858)	2,845	(1,200,550)	(1,192,563)
	=========	=======	========	=========	========	=========

The accompanying notes are an integral part of these consolidated financial statements.

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Stated in US Dollars)
	Three month periods ended March 31
	--------------------------------------
	2010	2009
	-----------------	-----------------
Cash flows from operating activities:
Net Loss	$(108,669)	$(120,776)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	310	165
Amortization	912	863
(Increase) decrease in assets and liabilities:
Prepaid expenses, deposit	1,219	516
Other receivables	-	(5,944)
Accruals	10,268	(24,253)
Related party payables	-	4,642
Amounts due to directors and officers	62,682	30,499
	------------------	------------------
Net cash generated/(used) in operating activities	(33,278)	(114,288)
Cash flows from investing activities:
Purchase of plant and equipment	7	1
Patents filing costs	(5,451)	(5,467)
	------------------	------------------
Net cash used in investing activities	(5,444)	(5,466)

Cash flows from financing activities:
Amount due to the ultimate holding company	34,389	(32,673)
	------------------	------------------
Net cash (used in) provided by financing activities	34,389	(32,673)
	------------------	------------------
Net increase/(decrease) in cash and cash equivalents	(4,333)	(152,427)
Effect of exchange rate changes on cash and cash equivalents	1,280	(188)
Cash and cash equivalents – beginning of period	10,599	522,833
	------------------	------------------
Cash and cash equivalents – end of period	$7,546	$370,218
	===========	===========
Supplemental disclosure of cash flow information:
Interest paid	$-	$-
	===========	===========
Income taxes paid	$-	$-
	===========	===========

The accompanying notes are an integral part of these consolidated financial statements.

*

In 2009, the issuance of Common Stock for the acquisition of Obio (H.K.) of $147,000 by issuance of 147 million shares is not included in the Consolidated Cash Flow Statements due to non-cash in nature.

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010   (UNAUDITED)

(Stated in US Dollars)

NOTE 1.  ORGANIZATION AND PRINCIPAL ACTIVITY

Antiviral Technologies, Inc. (“the Company”) was incorporated in the state of Nevada on September 13, 2007, as Table Mesa Acquisitions, Inc., and on October 13, 2009, changed its name to Antiviral Technologies, Inc..,  On October 14, 2009, the Company acquired Obio Pharmaceutical (H.K.) Ltd (“Obio HK”), and its wholly-owned subsidiary, Beijing Obio Pharmaceutical Co., Ltd (“Beijing Obio”) in a share exchange transaction (the “Share Exchange”). This transaction was accounted for as a “reverse merger” with Obio HK deemed to be the accounting acquirer and the Company as the legal acquirer.  Consequently, the assets and liabilities and the historical operations that are reflected in the financial statements for periods prior to the Share Exchange are those of Obio HK, recorded at its historical cost basis. After completion of the Share Exchange, the Company’s consolidated financial statements include the assets and liabilities of both the Company and Obio HK, the historical operations of Obio HK and the operations of the Company and its subsidiaries from the closing date of the Share Exchange.

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

As of March 31, 2010, the Company has not generated any revenue and has incurred an accumulated deficit since inception totaling $1,200,550 at March 31, 2010 and its current liabilities exceed its current assets by $1,545,441. These financial statements do not include any adjustments relating to the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern

NOTE 3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010   (UNAUDITED)

(Stated in US Dollars)

NOTE 3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company owned its subsidiary soon after its inception and continued to own the equity’s interests through March 31, 2010.  The following table depicts the identity of the subsidiary:

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

(e)

Patents

Patents that are acquired by the Company and/or self-invented are stated as cost less accumulated amortisation. Amortisation is provided over the respective useful lives, using the straight-line method.  Estimated useful lives of the patents are 20 years.

(f)

Accounting for the impairment of long-lived assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events and circumstances warrant such a review, pursuant to the guidelines established in ASC No. 360. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

During the reporting years, there was no impairment loss.

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010   (UNAUDITED)

(Stated in US Dollars)

NOTE 3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(g)

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains bank accounts in the United States of America. The subsidiaries of the Company maintain bank accounts in Hong Kong and the PRC.

(h)

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

(i)

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

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	March 31, 2010	December 31, 2009	March 31, 2009
Twelve months ended HK$ : USD exchange rate		7.7551
Three months ended HK$ : USD exchange rate	7.7647		7.7507
Average three months ended HK$ : USD exchange rate	7.7639		7.7874

	March 31, 2010	December 31, 2009	March 31, 2009
Twelve months ended RMB : USD exchange rate		6.8372
Three months ended RMB : USD exchange rate	6.8361		6.8456
Average three months ended RMB : USD exchange rate	6.83603		6.84658

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

(j)

Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, all items that are required to be recognized under current

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010   (UNAUDITED)

(Stated in US Dollars)

NOTE 3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other consolidated financial statements. The Company’s current component of comprehensive income is the net income and foreign currency translation adjustment.

(k)

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

ASC 944, Financial Services – Insurance (“ASC 944”) contains guidance that was previously issued by the FASB in May 2008 as Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60 that provides for changes to both the recognition and measurement of premium revenues and claim liabilities for financial guarantee insurance contracts that do not qualify as a derivative instrument in accordance with ASC 815, Derivatives and Hedging (formerly included under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities). This financial guarantee insurance contract guidance also expands the disclosure requirements related to these contracts to include such items as a company’s method of tracking insured financial obligations with credit deterioration, financial information about the insured financial obligations, and management’s policies for placing and monitoring the insured financial obligations. ASC 944, as it relates to financial guarantee insurance contracts, was effective for fiscal years beginning after December 15, 2008, except for certain disclosures related to the insured financial obligations, which were effective for the third quarter of 2008. The Company does not have financial guarantee insurance products, and, accordingly, the implementation of this portion of ASC 944 did not have an effect on the Company’s results of operations or financial position.

ASC 805, Business Combinations (“ASC 805”) (formerly included under Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations) contains guidance that was issued by the FASB in December 2007. It

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010   (UNAUDITED)

(Stated in US Dollars)

NOTE 3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

ASC 825, Financial Instruments (“ASC 825”) includes guidance which was issued in February 2007 by the FASB and was previously included under Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115. The related sections within ASC 825 permit a company to choose, at specified election dates, to measure at fair value certain eligible financial assets and liabilities that are not currently required to be measured at fair value. The specified election dates include, but are not limited to, the date when an entity first recognizes the item, when an entity enters into a firm commitment or when changes in the financial instrument causes it to no longer qualify for fair value accounting under a different accounting standard. An entity may elect the fair value option for eligible items that exist at the effective date. At that date, the difference between the carrying amounts and the fair values of eligible items for which the fair value option is elected should be recognized as a cumulative effect adjustment to the opening balance of retained earnings. The fair value option may be elected for each entire financial instrument, but need not be applied to all similar instruments. Once the fair value option has been elected, it is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. This guidance was effective as of the beginning of fiscal years that began after November 15, 2007. The Company does not have eligible financial assets and liabilities, and, accordingly, the implementation of ASC 825 did not have an effect on the Company’s results of operations or financial position.

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

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010   (UNAUDITED)

(Stated in US Dollars)

NOTE 3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In September 2009, the FASB issued ASC Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (“ASC Update No. 2009-12”). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted. The Company does not expect that the implementation of ASC Update No. 2009-12 will have a material effect on its financial position or results of operations.

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

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010   (UNAUDITED)

(Stated in US Dollars)

NOTE 3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 4  CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Company to concentrations of credit risk, consists of cash and other receivables as of March 31, 2010 and 2009. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of March 31, 2010 and 2009, the Company’s bank deposits were all placed with banks in Hong Kong and the PRC where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

The maximum amount of loss due to credit risk that the Company would incur if the counter parties to the financial instruments failed to perform is represented the carrying amount of each financial asset in the balance sheet.

NOTE 5  PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment is summarized as follows:

	As of March 31, 2010	As of December 31, 2009
	----------------------	----------------------
Cost

Plant and Machinery	$3,888	$3,893
Furniture, fixture and equipment	1,637	1,636
Office equipment	5,000	5,003
	-----------------------	-----------------------
	10,525	10,532
Accumulated depreciation	(5,614)	(5,310)
	-----------------------	-----------------------

	$4,911	$5,222
	==============	==============

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010   (UNAUDITED)

(Stated in US Dollars)

Depreciation expenses included in the general and administrative expenses for the three months ended March 31, 2010 and for the year ended December 31, 2009 were $310 and $1,096.

NOTE 6  PATENTS, NET

Patents are summarized as follows:

	As of March 31, 2010	As of December 31, 2009
	----------------------	----------------------
Cost

Patents	$294,268	$288,735
License	66,970	67,053
	-----------------------	-----------------------
	361,238	355,788
Accumulated amortisation	(13,271)	(12,375)
	-----------------------	-----------------------

	$347,967	$343,413
	==============	==============

Amortization included in the general and administrative expenses for the three months ended March 31, 2010 and for the year ended December 31, 2009 were $912 and $3,599.

NOTE 7  AMOUNTS DUE TO DIRECTORS AND OFFICERS

Amounts due to directors and officers were the amount due to Mr. Francis Chi, director, Dr. Bill Piu Chan, Chief Executive Officer, Mr. Kin Chung Cheng, Chief Financial Officer and Dr. Jess Gilbert Thoene, Chief Technical Officer and was unsecured, interest free and repayable upon completion of any fund raising exercise of Obio HK or ATI. The balances due to directors and officers are $285,420 and $222,738 as of March 31, 2010 and December 31, 2009 respectively.

NOTE 8  AMOUNT DUE TO THE ULTIMATE HOLDING COMPANY

Amount due to the ultimate holding company was unsecured, interest free and does not have a fixed repayment date.

NOTE 9  CAPITALIZATION

As a result of the share exchange transaction on October 14, 2009, which is being accounted for as a “reverse merger,” the Group’s capital structure has changed. Following completion of the share exchange transaction, the Company has a total of 150,000,000 shares of $0.001 par value common stock issued and outstanding. The paid-in capital is $150,000 with additional paid-in capital of ($144,858).

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010   (UNAUDITED)

(Stated in US Dollars)

NOTE 10  RELATED PARTY TRANSACTIONS

In the normal course of its business, the group carried out the following related party transactions during the three months ended March 31, 2010 and 2009.

	For the three months ended
	2010	2009

Accounting services fee paid to a related party (a)	$-	$4,642

Company secretarial fee paid to related parties (b)	$500	$1,158

(a)

The accounting services fee was paid to a related company controlled by Chi Francis, a director of the ultimate holding company.

(b)

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

NOTE 12  SEGMENT INFORMATION

The Company is principally engaged in business of human pharmaceutical research and development.  No significant revenues are derived during the reporting periods. Accordingly, no analysis of the Company’s sales and assets by geographical market is presented.

NOTE 13 SUBSEQUENT EVENT

In preparing these financial statements, the Company evaluated the events and transactions that occurred from April 1, 2010 through May 14, 2010, the date these financial statements were issued. The Company has made the required additional disclosures in reporting periods in which subsequent events occur.

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

Overview

History

The Registrant was incorporated in the state of Nevada on September 13, 2007, as Table Mesa Acquisitions, Inc., and on October 13, 2009, changed its name to Antiviral Technologies, Inc. On October 14, 2009, the Registrant acquired Obio Pharmaceutical (H.K.) Limited, and its wholly-owned subsidiary, Beijing Obio Pharmaceutical Co., Ltd. in a share exchange transaction.  This transaction was accounted for as a “reverse merger” with Obio HK deemed to be the accounting acquirer and the Registrant as the legal acquirer.  Consequently, the assets and liabilities and the historical operations that are reflected in the financial statements for periods prior to the share exchange transaction are those of Obio HK, recorded at its historical cost basis. Following completion of the share exchange transaction, the Registrant’s consolidated financial statements include the assets and liabilities of both the Registrant and Obio HK, the historical operations of Obio HK and the operations of the Registrant and its subsidiaries from October 14, 2009, the closing date of the share exchange transaction.

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

Liquidity and Capital Resources

As of March 31, 2010, we had current assets of $15,482 consisting of cash and cash equivalents of $7,546 as well as deposits and prepayments of $7,936.  As of March 31, 2010, our total assets were $368,360, consisting primarily of the net value of patents of $347,967.

As of March 31, 2010, our current liabilities were $1,560,923, consisting primarily of amounts due to our holding company in the amount of $1,177,974, which are unsecured, interest free and repayable upon demand.

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

Going Concern Consideration

The Company is a development stage company. The Company incurred a net loss of $108,669 for the three months ended March 31, 2010 and has accumulated net loss of $1,200,550 as at March 31, 2010. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. Failure to secure such financing and to raise additional equity capital may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   ((REMOVED AND RESERVED).

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6.   EXHIBITS.

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

ANTIVIRAL TECHNOLOGIES, INC.

By:

--------------------------------------------------

Bill Piu CHAN, Chief Executive Officer

Date:  May 14, 2010.

By:

-------------------------------------------------------

Kin Chung CHENG, Chief Financial Officer

Date:  May 14, 2010.