Form 10-Q
period 2010-06-30
ANTIVIRAL TECHNOLOGIES, INC.
filed 2010-08-13
CIK 1445226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

As of June 30, 2010 the Issuer had 150,000,000 shares of common stock issued and outstanding.

i

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	1
	Consolidated Balance Sheet as of June 30, 2010 and December 31, 2009	2
	Consolidated Statements of Income and Comprehensive Income for the six Months ended June 30, 2010 and 2009	3
	Consolidated Statement of Stockholders' Equity and Accumulated Other Comprehensive Income for the year ended December 31, 2009 and the six months ended June 30, 2010	4
	Consolidated Statements of Cash Flows for the six months period ended June 30, 2010 and 2009	5
	Notes to Consolidated Financial Statements	6-14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-16

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	16

Item 4.	Controls and Procedures	16-17

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	18

Item 1A	Risk Factors	18

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3	Defaults Upon Senior Securities	18

Item 4	Submission of Matters to a Vote of Security Holders	18

Item 5	Other Matters	18

Item 6.	Exhibits	18

SIGNATURES		19

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

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009
(Stated in US Dollars)

		June 30, 2010	December 31, 2009
	Notes	-----------------	-----------------
ASSETS
Current Assets:
Cash and cash equivalents		$2,588	$10,599
Prepayments, deposit and other receivables		8,995	9,155
		---------------------	---------------------
Total current assets		11,583	19,754

Non-Current Assets
Property, plant and equipments, net	5	4,610	5,222
Patents, net	6	355,979	343,413
		---------------------	---------------------
Total non-current assets		360,589	348,635
		---------------------	---------------------
Total Assets		$372,172	$368,389
		=============	=============

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current liabilities:
Accruals and other payables		$105,140	$87,261
Amounts due to directors and officers	7	363,941	222,738
Amount due to the shareholder	8	1,189,696	1,143,585
		---------------------	---------------------
Total Liabilities		$1,658,777	$1,453,584
		---------------------	---------------------

Stockholders' equity/(deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
no share issued and outstanding		-	-
Common stock, $0.001 par value; 150,000,000 shares authorized;
150,000,000 shares issued and outstanding		$150,000	$150,000
Additional paid-in-capital		(144,858)	(144,858)
Accumulated other comprehensive income		5,709	1,544
Deficit accumulated during the development stage		(1,297,456)	(1,091,881)
		---------------------	---------------------
Total stockholders' equity/(deficit)		(1,286,605)	(1,085,195)
		---------------------	---------------------
Total Liabilities and Shareholders' equity		$372,172	$368,389
		============	============

The accompanying notes are an integral part of these consolidated financial statements

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 AND FROM SEPTEMBER 13, 2007 (INCEPTION) TO JUNE 30, 2010
(Stated in US Dollars)

	Three months periods ended June 30		Six months periods ended June 30		For the period from September 13, 2007
	--------------------------------------		--------------------------------------		(Inception) to
	2010	2009	2010	2009	June 30, 2010
	---------------	---------------	---------------	---------------	------------------------
Revenue	$-	$-	$-	$-	$-
	---------------	---------------	---------------	---------------	---------------------

Operating Expenses:
Selling and distribution costs	-	4,964	1,048	9,261	37,393
General and administrative expenses	96,910	120,269	204,605	234,002	1,142,213
	---------------	---------------	---------------	---------------	---------------------
Loss from operations before other expense	(96,910)	(125,233)	(205,653)	(243,263)	(1,179,606)

Other expenses – net exchange gain / (loss)	(1)	19,383	67	16,534	(95,237)
Bad debt written off	-	-	-	-	(3,585)
Preliminary expenses	-	-	-	-	(1,393)
Interest income	5	6	11	109	14,327
Interest expense	-	-	-	-	(31,962)
	---------------	---------------	---------------	---------------	---------------------
Net loss	(96,906)	(105,844)	(205,575)	(226,620)	(1,297,456)
Other comprehensive income
Foreign currency translation gain / (loss)	2,864	16	4,165	(185)	5,709
	---------------	---------------	---------------	---------------	---------------------
Comprehensive loss	(94,042)	(105,828)	(201,410)	(226,805)	(1,291,747)
	=========	=========	=========	=========	============

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)
	=========	=========	=========	=========	============
Basic and diluted weighted average number of common shares of common shares *	150,000,000	147,000,000	150,000,000	147,000,000	147,761,019
	=========	=========	=========	=========	============

The accompanying notes are an integral part of these consolidated financial statements.

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE PERIOD FROM SEPTEMBER 13, 2007 (INCEPTION) TO JUNE 30, 2010
(Stated in US Dollars)

			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	income	deficit	equity (deficit)
		US$	US$	US$	US$	US$

Balance at September 13, 2007 (inception)	-	-	-	-	-	-
Issuance of founder shares	147,000,000	147,000	(146,999)	-	-	1
Foreign currency translation adjustment	-	-	-	1,052	-	1,052
Net loss	-	-	-	-	(629,869)	(629,869)
	----------------	----------	--------------	---------------	--------------	---------------
Balance at January 1, 2009	147,000,000	147,000	(146,999)	1,052	(629,869)	(628,816)
Reverse acquisition	3,000,000	3,000	2,141	-	-	5,141
Foreign currency translation adjustment	-	-	-	492	-	492
Net loss	-	-	-	-	(462,012)	(462,012)
	----------------	----------	--------------	---------------	--------------	---------------
Balance at December 31, 2009 and January 1, 2010	150,000,000	150,000	(144,858)	1,544	(1,091,881)	(1,085,195)

Foreign currency translation adjustment	-	-	-	4,165	-	4,165
Net loss	-	-	-	-	(205,575)	(205,575)
	---------------	-----------	--------------	---------------	--------------	---------------
Balance at June 30, 2010	150,000,000	150,000	(144,858)	5,709	(1,297,456)	(1,286,605)
	=========	=======	========	=========	========	=========

The accompanying notes are an integral part of these consolidated financial statements.

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 AND FROM SEPTEMBER 13, 2007 (INCEPTION) TO JUNE 30, 2010
(Stated in US Dollars)
			For the period from
	Six months periods ended June 30		September 13, 2007
	--------------------------------------		(Inception) to
	2010	2009	June 30, 2010
	-----------------	-----------------	---------------------------
Cash flows from operating activities:
Net Loss	$(205,575)	$(226,620)	$(1,297,456)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	620	475	5,917
Amortization	1,822	1,727	14,166
(Increase) decrease in assets and liabilities:
Prepaid expenses, deposit	160	516	(8,995)
Other receivables	-	(5,943)	-
Accruals	17,879	(10,495)	104,650
Related party payables	-	-	490
Amounts due to directors and officers	141,203	86,226	359,131
Compensatory option issuances	-	-	560
	------------------	------------------	---------------------------
Net cash generated/(used) in operating activities	(43,891)	(154,114)	(821,537)
Cash flows from investing activities:
Purchase of plant and equipment	6	(3,228)	(10,526)
Patents filing costs	(14,338)	(12,823)	(370,126)
	------------------	------------------	---------------------------
Net cash used in investing activities	(14,332)	(16,051)	(380,652)

Cash flows from financing activities:
Amount due to the shareholder	46,110	(50,699)	1,189,696
Sales of common stock	-	-	21,000
	------------------	------------------	---------------------------
Net cash (used in) provided by financing activities	46,110	(50,699)	1,210,696
	------------------	------------------	---------------------------
Net increase/(decrease) in cash and cash equivalents	(12,113)	(220,864)	8,507
Effect of exchange rate changes on cash and cash equivalents	4,102	(137)	(5,919)
Cash and cash equivalents – beginning of period	10,599	522,833	-
	------------------	------------------	---------------------------
Cash and cash equivalents – end of period	$2,588	$301,832	$2,588
	===========	===========	================
Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$31,962
	===========	===========	================
Income taxes paid	$-	$-	$-
	===========	===========	================

The accompanying notes are an integral part of these consolidated financial statements.

*

In 2009, the issuance of Common Stock for the acquisition of Obio (H.K.) of $147,000 by issuance of 147 million shares is not included in the Consolidated Cash Flow Statements due to non-cash in nature.

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2010   (UNAUDITED)

(Stated in US Dollars)

NOTE 1.  ORGANIZATION AND PRINCIPAL ACTIVITY

Antiviral Technologies, Inc. (“the Company”) was incorporated in the state of Nevada on September 13, 2007, as Table Mesa Acquisitions, Inc., and on October 13, 2009, changed its name to Antiviral Technologies, Inc.,  On October 14, 2009, the Company acquired Obio Pharmaceutical (H.K.) Ltd (“Obio HK”), and its wholly-owned subsidiary, Beijing Obio Pharmaceutical Co., Ltd (“Beijing Obio”) in a share exchange transaction (the “Share Exchange”). This transaction was accounted for as a “reverse merger” with Obio HK deemed to be the accounting acquirer and the Company as the legal acquirer.  Consequently, the assets and liabilities and the historical operations that are reflected in the financial statements for periods prior to the Share Exchange are those of Obio HK, recorded at its historical cost basis. After completion of the Share Exchange, the Company’s consolidated financial statements  include the assets and liabilities of both the Company and Obio HK, the historical operations of Obio HK and the operations of the Company and its subsidiaries from the closing date of the Share Exchange.

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

As of June 30, 2010, the Company has not generated any revenue and has incurred an accumulated deficit since inception totaling $1,297,456 at June 30, 2010 and its current liabilities exceed its current assets by $1,647,194. These financial statements do not include any adjustments relating to the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern

NOTE 3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company owned its subsidiary soon after its inception and continued to own the equity’s interests through June 30, 2010.  The following table depicts the identity of the subsidiary:

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2010   (UNAUDITED)

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

(e)

Patents

Patents that are acquired by the Company and/or self-invented are stated as cost less accumulated amortization. Amortization is provided over the respective useful lives, using the straight-line method.  Estimated useful lives of the patents are 20 years.

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

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2010   (UNAUDITED)

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

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30, 2010	December 31, 2009	June 30, 2009
	------------	------------	------------
Twelve months ended HK$ : USD exchange rate		7.7551
Six months ended HK$ : USD exchange rate	7.7847		7.7504
Average six months ended HK$ : USD exchange rate	7.77168		7.7530

	June 30, 2010	December 31, 2009	June 30, 2009
	------------	------------	------------
Twelve months ended RMB : USD exchange rate		6.8372
Six months ended RMB : USD exchange rate	6.8086		6.8448
Average six months ended RMB : USD exchange rate	6.83474		6.84323

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

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2010   (UNAUDITED)

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

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2010   (UNAUDITED)

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

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2010   (UNAUDITED)

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

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2010   (UNAUDITED)

(Stated in US Dollars)

NOTE 4  CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Company to concentrations of credit risk, consists of cash and other receivables as of June 30, 2010 and 2009. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of June 30, 2010 and 2009, the Company’s bank deposits were all placed with banks in Hong Kong and the PRC where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

The maximum amount of loss due to credit risk that the Company would incur if the counter parties to the financial instruments failed to perform is represented the carrying amount of each financial asset in the balance sheet.

NOTE 5  PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment is summarized as follows:

	As of June 30, 2010	As of December 31, 2009
	----------------------	----------------------
Cost

Plant and Machinery	$3,878	$3,893
Furniture, fixture and equipment	1,643	1,636
Office equipment	5,005	5,003
	-----------------------	-----------------------
	10,526	10,532
Accumulated depreciation	(5,916)	(5,310)
	-----------------------	-----------------------

	$4,610	$5,222
	==============	==============

Depreciation expenses included in the general and administrative expenses for the six months ended June 30, 2010 and for the year ended December 31, 2009 were $620 and $1,096.

NOTE 6  PATENTS, NET

Patents are summarized as follows:

	As of June 30, 2010	As of December 31, 2009
	----------------------	----------------------
Cost

Patents	$303,328	$288,735
License	66,798	67,053
	-----------------------	-----------------------
	370,126	355,788
Accumulated amortization	(14,147)	(12,375)
	-----------------------	-----------------------

	$355,979	$343,413
	==============	==============

Amortization included in the general and administrative expenses for the six months ended June 30, 2010 and for the year ended December 31, 2009 were $1,822 and $3,599.

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2010   (UNAUDITED)

(Stated in US Dollars)

NOTE 7  AMOUNTS DUE TO DIRECTORS AND OFFICERS

Amounts due to directors and officers were the amount due to Mr. Francis Chi, Director, Dr. Bill Piu Chan, Director/Chief Executive Officer, Mr. Kin Chung Cheng, Director/Chief Financial Officer and Dr. Jess Gilbert Thoene, Director/Chief Technical Officer and was unsecured, interest free and repayable upon completion of any fund raising exercise of Obio HK or ATI. The balances due to directors and officers are $363,941 and $222,738 as of June 30, 2010 and December 31, 2009 respectively.

NOTE 8  AMOUNT DUE TO THE SHAREHOLDER

Amount due to the shareholder was unsecured, interest free and does not have a fixed repayment date.

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

NOTE 10  RELATED PARTY TRANSACTIONS

In the normal course of its business, the group carried out the following related party transactions during the six months ended June 30, 2010 and 2009.

	For the six months ended
	2010	2009

Accounting services fee paid to a related party (a)	$-	$4,642

Company secretarial fee paid to related parties (b)	$924	$1,158

(a)

The accounting services fee was paid to a related company controlled by Chi Francis, a director of the shareholder.

(b)

The company secretarial fee was paid to related companies controlled by Chan Kin Man, Eddie, a director of the shareholder.

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

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2010   (UNAUDITED)

(Stated in US Dollars)

NOTE 12  SEGMENT INFORMATION

The Company is principally engaged in business of human pharmaceutical research and development.  No significant revenues are derived during the reporting periods. Accordingly, no analysis of the Company’s sales and assets by geographical market is presented.

NOTE 13 SUBSEQUENT EVENT

In preparing these financial statements, the Company evaluated the events and transactions that occurred from July 1, 2010 through August 13, 2010, the date these financial statements were issued. The Company has made the required additional disclosures in reporting periods in which subsequent events occur.

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

Liquidity and Capital Resources

As of June 30, 2010, we had current assets of $11,583 consisting of cash and cash equivalents of $2,588 as well as deposits and prepayments of $8,995.  As of June 30, 2010, our total assets were $372,172, consisting primarily of the net value of patents of $360,589.

As of June 30, 2010, our current liabilities were $1,658,777, consisting primarily of amounts due to our shareholder in the amount of $1,189,696, which are unsecured, interest free and repayable upon demand.

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

We have no current sources of liquidity other than cash on hand.  We do not have in place any line of credit or other credit facility, and our lack of revenue and assets with which to be collateralized of a loan would make borrowing from conventional financial institutions or funds a difficulty. For this reason, we believe that the most feasible source of funds currently available to us is from the offer and sale of equity securities, or debt securities convertible into equity securities either after, or in conjunction with, the establishment of a public trading market for our shares.

Going Concern Consideration

The Company is a development stage company. The Company incurred a net loss of $205,575 for the six months ended June 30, 2010 and has accumulated net loss of $1,297,456 as at June 30, 2010. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. Failure to secure such financing and to raise additional equity capital may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   (REMOVED AND RESERVED)

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

ANTIVIRAL TECHNOLOGIES, INC.

By:

/s/ Bill Piu CHAN

--------------------------------------------------

Bill Piu CHAN, Chief Executive Officer

Date:  August 13, 2010.

By:

/s/  Kin Chung CHENG

-------------------------------------------------------

Kin Chung CHENG, Chief Financial Officer

Date:  August 13, 2010.