Form 10-Q
period 2010-09-30
ANTIVIRAL TECHNOLOGIES, INC.
filed 2010-11-12
CIK 1445226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

[  ] Yes   [ X ] No

As of September 30, 2010 the Issuer had 150,000,000 shares of common stock issued and outstanding.

i

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	1
	Consolidated Balance Sheet as of September 30, 2010 and December 31, 2009 (Unaudited)	2
	Consolidated Statements of Income and Comprehensive Income for the nine Months ended September 30, 2010 and 2009 (Unaudited)	3
	Consolidated Statement of Stockholders' Equity and Accumulated Other Comprehensive Income for the year ended December 31, 2009 and the nine months ended September 30, 2010 (Unaudited)	4
	Consolidated Statements of Cash Flows for the nine months period ended September 30, 2010 and 2009 (Unaudited)	5
	Notes to Consolidated Financial Statements	6-11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-13

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	13

Item 4.	Controls and Procedures	13-14

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	15

Item 1A	Risk Factors	15

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3	Defaults Upon Senior Securities	15

Item 4	(Removed and Reserved)	15

Item 5	Other Matters	15

Item 6.	Exhibits	15

SIGNATURES		16

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

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(UNAUDITED) (Stated in US Dollars)

		September 30, 2010	December 31, 2009
	Notes	-----------------	-----------------
ASSETS		(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents		$8,334	$10,599
Prepayments, deposit and other receivables		9,215	9,155
		---------------------	---------------------
Total current assets		17,549	19,754

Non-Current Assets
Property, plant and equipments, net	5	4,354	5,222
Patents, net	6	361,863	343,413
		---------------------	---------------------
Total non-current assets		366,217	348,635
		---------------------	---------------------
Total Assets		$383,766	$368,389
		=============	=============

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current liabilities:
Accruals and other payables		$120,996	$87,261
Amounts due to directors and officers	7	442,527	222,738
Amount due to the shareholder	8	1,225,020	1,143,585
		---------------------	---------------------
Total Liabilities		$1,788,543	$1,453,584
		---------------------	---------------------

Stockholders' equity/(deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
no share issued and outstanding		-	-
Common stock, $0.001 par value; 150,000,000 shares authorized;
150,000,000 shares issued and outstanding		$150,000	$150,000
Additional paid-in-capital		(144,858)	(144,858)
Accumulated other comprehensive income		535	1,544
Deficit accumulated during the development stage		(1,410,454)	(1,091,881)
		---------------------	---------------------
Total stockholders' equity/(deficit)		(1,404,777)	(1,085,195)
		---------------------	---------------------
Total Liabilities and Shareholders' equity		$383,766	$368,389
		============	============

The accompanying notes are an integral part of these consolidated financial statements

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 AND FROM SEPTEMBER 13, 2007 (INCEPTION) TO SEPTEMBER 30, 2010
(UNAUDITED) (Stated in US Dollars)

		Three months periods ended September 30		Nine months periods ended September 30		For the period from September 13, 2007
		--------------------------------------		--------------------------------------		(Inception) to
		2010	2009	2010	2009	September 30, 2010
		---------------	---------------	---------------	---------------	------------------------
Revenue	$		$-	$-	$-	$-
		---------------	---------------	---------------	---------------	---------------------

Operating Expenses:
Selling and distribution costs		3	8,135	1,051	17,395	37,396
General and administrative expenses		113,008	104,237	317,613	338,239	1,255,221
		---------------	---------------	---------------	---------------	---------------------
Loss from operations before other expense		(113,011)	(112,372)	(318,664)	(355,634)	(1,292,617)

Other expenses – net exchange gain / (loss)		11	2,867	78	13,667	(95,226)
Bad debt written off		-	-	-	-	(3,585)
Preliminary expenses		-	-	-	-	(1,393)
Interest income		2	98	13	207	14,329
Interest expense		-	-	-	-	(31,962)
		---------------	---------------	---------------	---------------	---------------------
Net loss		(112,998)	(109,407)	(318,573)	(341,760)	(1,410,454)
Other comprehensive income
Foreign currency translation gain / (loss)		(5,174)	37	(1,009)	(148)	535
		---------------	---------------	---------------	---------------	---------------------
Comprehensive loss		(118,172)	(109,370)	(319,582)	(341,908)	(1,409,919)
		=========	=========	=========	=========	============

Basic and diluted loss per common share		$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)
		=========	=========	=========	=========	============
Basic and diluted weighted average number of common shares of common shares *		150,000,000	147,000,000	150,000,000	147,000,000	147,946,092
		=========	=========	=========	=========	============

The accompanying notes are an integral part of these consolidated financial statements.

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE PERIOD FROM SEPTEMBER 13, 2007 (INCEPTION) TO SEPTEMBER 30, 2010
(UNAUDITED) (Stated in US Dollars)

			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	income	deficit	equity (deficit)
		US$	US$	US$	US$	US$

Balance at September 13, 2007 (inception)	-	-	-	-	-	-
Issuance of founder shares	147,000,000	147,000	(146,999)	-	-	1
Foreign currency translation adjustment	-	-	-	1,052	-	1,052
Net loss	-	-	-	-	(629,869)	(629,869)
	----------------	-----------	--------------	---------------	--------------	---------------
Balance at January 1, 2009	147,000,000	147,000	(146,999)	1,052	(629,869)	(628,816)
Reverse acquisition	3,000,000	3,000	2,141	-	-	5,141
Foreign currency translation adjustment	-	-	-	492	-	492
Net loss	-	-	-	-	(462,012)	(462,012)
	---------------	-----------	--------------	---------------	--------------	---------------
Balance at December 31, 2009 and January 1, 2010	150,000,000	150,000	(144,858)	1,544	(1,091,881)	(1,085,195)

Foreign currency translation adjustment	-	-	-	(1,009)	-	(1,009)
Net loss	-	-	-	-	(318,573)	(318,573)
	---------------	-----------	--------------	---------------	--------------	---------------
Balance at September 30, 2010	150,000,000	150,000	(144,858)	535	(1,410,454)	(1,404,777)
	=========	=======	========	=========	========	=========

The accompanying notes are an integral part of these consolidated financial statements.

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDEDSEPTEMBER 30, 2010 AND 2009 AND FROM SEPTEMBER 13, 2007 (INCEPTION) TO SEPTEMBER 30, 2010
(UNAUDITED) (Stated in US Dollars)
			For the period from
	Nine months periods ended September 30		September 13, 2007
	--------------------------------------		(Inception) to
	2010	2009	September 30, 2010
	-----------------	-----------------	---------------------------
Cash flows from operating activities:
Net Loss	$(318,573)	$(341,760)	$(1,410,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	932	785	6,229
Amortization	2,734	2,685	15,077
(Increase) decrease in assets and liabilities:
Prepaid expenses, deposit	(60)	(6,986)	(9,215)
Other receivables	-	4	-
Accruals	33,736	(6,380)	120,506
Related party payables	-	-	490
Amounts due to directors and officers	219,789	141,958	414,716
Compensatory option issuances	-	-	560
	------------------	------------------	---------------------------
Net cash generated/(used) in operating activities	(61,442)	(209,694)	(862,091)
Cash flows from investing activities:
Purchase of plant and equipment	(87)	(3,233)	(10,619)
Patents filing costs	(21,184)	(26,089)	(376,971)
	------------------	------------------	---------------------------
Net cash used in investing activities	(21,271)	(29,322)	(387,590)

Cash flows from financing activities:
Amount due to the shareholder	81,434	(160,635)	1,225,019
Sales of common stock	-	-	21,000
	------------------	------------------	---------------------------
Net cash (used in) provided by financing activities	81,434	(160,635)	1,246,019
	------------------	------------------	---------------------------
Net increase/(decrease) in cash and cash equivalents	(1,279)	(399,651)	(3,662)
Effect of exchange rate changes on cash and cash equivalents	(986)	(118)	11,996
Cash and cash equivalents – beginning of period	10,599	522,833	-
	------------------	------------------	---------------------------
Cash and cash equivalents – end of period	$8,334	$123,064	$8,334
	===========	===========	================
Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$31,962
	===========	===========	================
Income taxes paid	$-	$-	$-
	===========	===========	================

The accompanying notes are an integral part of these consolidated financial statements.

*

In 2009, the issuance of Common Stock for the acquisition of Obio (H.K.) of $147,000 by issuance of 147 million shares is not included in the Consolidated Cash Flow Statements due to non-cash in nature.

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010   (UNAUDITED)

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

As of September 30, 2010, the Company has not generated any revenue and has incurred an accumulated deficit since inception totaling $1,410,454 at September 30, 2010 and its current liabilities exceed its current assets by $1,770,994. These financial statements do not include any adjustments relating to the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern

NOTE 3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company owned its subsidiary soon after its inception and continued to own the equity’s interests through September 30, 2010.  The following table depicts the identity of the subsidiary:

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010   (UNAUDITED)

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010   (UNAUDITED)

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

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30, 2010	December 31, 2009	September 30, 2009
	------------------	------------------------	------------------
Twelve months ended HK$ : USD exchange rate		7.7551
Nine months ended HK$ : USD exchange rate	7.7582		7.7504
Average nine months ended HK$ : USD exchange rate	7.77172		7.75236

	September 30,2010	December 31, 2009	September 30, 2009
	-----------------	------------------------	------------------
Twelve months ended RMB : USD exchange rate		6.8372
Nine months ended RMB : USD exchange rate	6.6981		6.8376
Average nine months ended RMB : USD exchange rate	6.8164		6.84251

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

(k)

Recently accounting pronouncements

ASC 105, Generally Accepted Accounting Principles ("ASC 105") (formerly Statement of Financial Accounting Standards No.168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No.162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board ("FASB") into a single source of authoritative generally accepted accounting principles ("GAAP") to be applied by nongovernmental entities. All guidance contained in the Accounting Standards

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010   (UNAUDITED)

(Stated in US Dollars)

NOTE 3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Codification ("ASC") carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed "non-authoritative". The implementation of this guidance changed the Company's references to GAAP authoritative guidance but did not impact the Company's financial position or results of operations.

In August 2009, the FASB issued FASB ASU 2009-05, "Measuring Liabilities at Fair Value". FASB ASU 2009-05 amends FASB ASC 820, "Fair Value Measurements". Specifically, FASB ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of FASB ASC 820 of the Accounting Standards Codification (e.g. an income approach or market approach). FASB ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of such standard did not have a material impact on the Company's consolidated financial statements.

In 2010, ASC 855 “Subsequent Events” codified SFAS No. 165, "Subsequent Events", which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements. The standard was subsequently amended by FASB ASU 2010-09 which exempts an entity that is an SEC filer from the requirement to disclose the date through which subsequent events have been evaluated. In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), "Subsequent Events (Topic 855)." The amendments remove the requirements for an SEC filer to disclose a date, in both issued and revised financial statements, through which subsequent events have been reviewed. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. ASU 2010-09 is effective for interim or annual financial periods ending after June 15, 2010. The provisions of ASU 2010-09 did not have a material effect on the Company's consolidated financial statements.

In 2010, the FASB issued ASC Update ("ASU") No.2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This update amends various SEC paragraphs in the FASB Accounting Standards Codification pursuant to SEC Final Rule, "Technical Amendments to Rules Forms, Schedules and Codification of Financial Reporting Policies". The adoption of this update did not have any material impact on the Company's financial statements.

In 2010, the FASB issued ASC Update ("ASU") No.2010-22, Accounting for Various Topics. This update amends various SEC paragraphs in the FASB Accounting Standards Codification based on external comments received and the issuance of Staff Accounting Bulletin (SAB) No. 112 which amends or rescinds portion of certain SAB topics. SAB 112 was issued to being existing SEC guidance into conformity with ASC 805 "Business Combination" and ASC 810 "Consolidation". The adoption of this update did not have any material impact on the Company's financial statements.

NOTE 4  CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Company to concentrations of credit risk, consists of cash and other receivables as of September 30, 2010 and 2009. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of September 30, 2010 and 2009, the Company’s bank deposits were all placed with banks in Hong Kong and the PRC where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

The maximum amount of loss due to credit risk that the Company would incur if the counter parties to the financial instruments failed to perform is represented the carrying amount of each financial asset in the balance sheet.

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010   (UNAUDITED)

(Stated in US Dollars)

NOTE 5  PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment is summarized as follows:

	As of September 30, 2010	As of December 31, 2009
	----------------------	----------------------
Cost

Plant and Machinery	$3,891	$3,893
Furniture, fixture and equipment	1,671	1,636
Office equipment	5,057	5,003
	-----------------------	-----------------------
	10,619	10,532
Accumulated depreciation	(6,265)	(5,310)
	-----------------------	-----------------------

	$4,354	$5,222
	==============	==============

Depreciation expenses included in the general and administrative expenses for the nine months ended September 30, 2010 and for the year ended December 31, 2009 were $932 and $1,096.

NOTE 6  PATENTS, NET

Patents are summarized as follows:

	As of September 30, 2010	As of December 31, 2009
	----------------------	----------------------
Cost

Patents	$309,945	$288,735
License	67,026	67,053
	-----------------------	-----------------------
	376,971	355,788
Accumulated amortization	(15,108)	(12,375)
	-----------------------	-----------------------

	$361,863	$343,413
	==============	==============

Amortization included in the general and administrative expenses for the nine months ended September 30, 2010 and for the year ended December 31, 2009 were $2,734 and $3,599.

NOTE 7  AMOUNTS DUE TO DIRECTORS AND OFFICERS

Amounts due to directors and officers were the amount due to Mr. Francis Chi, Director, Dr. Bill Piu Chan, Director/Chief Executive Officer, Mr. Kin Chung Cheng, Director/Chief Financial Officer and Dr. Jess Gilbert Thoene, Director/Chief Technical Officer and was unsecured, interest free and repayable upon completion of any fund raising exercise of Obio HK or ATI. The balances due to directors and officers are $442,527 and $222,738 as of September 30, 2010 and December 31, 2009 respectively.

NOTE 8  AMOUNT DUE TO THE SHAREHOLDER

Amount due to the shareholder was unsecured, interest free and does not have a fixed repayment date.

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010   (UNAUDITED)

(Stated in US Dollars)

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

NOTE 10  RELATED PARTY TRANSACTIONS

In the normal course of its business, the group carried out the following related party transactions during the nine months ended September 30, 2010 and 2009.

	For the nine months ended
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

NOTE 13 SUBSEQUENT EVENTS

In preparing these financial statements, the Company evaluated the events and transactions that occurred from August 1,

2010 through October 29, 2010, the date these financial statements were issued. The Company has made the required additional disclosures in reporting periods in which subsequent events occur.

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

Liquidity and Capital Resources

As of September 30, 2010, we had current assets of $17,549 consisting of cash and cash equivalents of $8,334 as well as deposits and prepayments of $9,215.  As of September 30, 2010, our total assets were $383,766, consisting primarily of the net value of patents of $366,217.

As of September 30, 2010, our current liabilities were $1,788,543, consisting primarily of amounts due to our shareholder in the amount of $1,225,020, which are unsecured, interest free and repayable upon demand.

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

Going Concern Consideration

The Company is a development stage company. The Company incurred a net loss of $318,573 for the nine months ended September 30, 2010 and has accumulated net loss of $1,410,454 as at September 30, 2010. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. Failure to secure such financing and to raise additional equity capital may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:  November 11 2010.

By:

/s/ Kin Chung CHENG

-------------------------------------------------------

Kin Chung CHENG, Chief Financial Officer

Date:  November 11, 2010.