Form 10-K/A
period 2009-12-31
ANTIVIRAL TECHNOLOGIES, INC.
filed 2011-01-05
CIK 1445226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This amendment No.1 on Form 10K/A to the Registrant's Form 10K originally filed with the Securities and Exchange Commission on December 31, 2010 (the "Original Filing") amends the Original Filing to add the disclosure of (1) the results for the period from September 13, 2007 (inception) to December 31, 2009 to the statement of operation and comprehensive loss, (2) the results for the period from September 13, 2007 (inception) to December 31, 2009 to the statement of stockholders’ equity and accumulated other comprehensive income, and (3) the results for the period from September 13, 2007 (inception) to December 31, 2009 to the statement of cash flow, in the Item 8 of Financial Statements.

Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and our principal financial officer are attached to this form 10-K/A as Exhibits 31.01, 31.02, 32.01 and 32.02.

Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that have occurred subsequent to that date.  Other events occurring after the date of the Original Filing or other information necessary to reflect subsequent events have been disclosed in reports filed with the SEC subsequent to the Original Filing.

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

Up to 27th November 2009, there were 622,482 worldwide confirmed human infection of swine flu cases.  According to the report of WHO, Americas (190,765 cases) and South-East Asia (47059 cases) makes up around 31% and 8% of the worldwide respective human infections. Also, from the China Health Minister released data, there was 5592 human confirmed swine flu infection in China up to early September 2009. While governmental agencies and leading drug companies are working to produce Human Swine Influenza Virus H1N1 vaccine in sufficient quantities, issues exist as to whether the virus may further mutate and become transmittable through humans and resistant to the two existing antiviral drugs, Tamiflu, which is taken orally, and Relenza, which is inhaled.  Although the current swine influenza virus strain has been less deadly than originally feared, there is concern that the virus strain may mutate and become more lethal.

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

Product Development

Obio HK uses the internal identification code TG 21 for its lead product in development.  TG 21 is a compound which, in both in vivo and in vitro tests conducted by several independent virology laboratories in the US and China, has been demonstrated to have the potential to become a highly effective anti-influenza drug, particularly for the H5N1 avian influenza virus.

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

Title of Invention:  Materials and Methods for Treating Influenza Infections

Docket Series:  OBI-108P, OBI-108X

Filing of Combination of Antiviral Solutions (of viruses including Influenza Virus) in United States of America, PCT

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

Holders

As of December 31, 2009 there were 150,000,000 shares of common stock issued and outstanding and approximately 7 shareholders of record.

Dividends

The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended December 31, 2009 or 2008.  There are no restrictions on the common stock that limit our ability to pay dividends if declared by the Board of Directors and the loan agreements and general security agreements covering the Company’s assets do not limit its ability to pay dividends.  The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

We have no current sources of liquidity other than cash on hand.  We do not have in place any line of credit or other credit facility, and our lack of revenue and our assets with which to be collateralized of a loan would make borrowings from conventional financial institutions or funds a difficulty. For this reason, we believe that the most feasible source of funds currently available to us is from the offer and sale of equity securities, or debt securities convertible into equity securities either after, or in conjunction with, the establishment of a public trading market for our shares.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Jay Lutsky   Mr. Lutsky, age 66, is currently a director of the Company.  Since May of 1980, Mr. Lutsky has done business as Dolphin & Associates, a private consulting firm that is a sole proprietorship, while managing his personal investment portfolio.  He is listed in “Who’s Who in Finance and Industry.”  He earned a Bachelor of Science degree in 1967 from Kent State University.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED

STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2009, certain information with respect to the common stock beneficially owned by (i) each director, nominee to the Board of Directors and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all directors and executive officers as a group:

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common	Obio Pharmaceutical Holdings Limited Suite 1111, Tower 2, Silvercord, 30 Canton Road, Tsimshatsui, Kowloon, Hong Kong	147,000,000	98%
Common	Francis Chi (1) Suite 1111, Tower 2, Silvercord, 30 Canton Road, Tsimshatsui, Kowloon, Hong Kong	72,589,908 (2)	48.39%
Common	Cheng, Kin Chung (1) 14/F Shanghai Industrial Invetment Building, 48 – 62 Hennessy Road, Wan Chai, , Hong Kong	0	0%
Common	Dr. Bill Piu Chan (1) 6-2-8A Citichamp Palace, Madian, Beijing, 100088, China	356,611 (3)	0.24%
Common	Dr. Jess Gilbert Thoene (1) 1308 Brooks St Ann Arbor, MI 48103 USA	0	0%
Common	Bioglory International Limited P.O. Box 957, Offshore Corporations, Road Town, Tortola, British Virgin Islands	25,051,740 (4)	16.7%
Common	Simplex Capital (Holdings) Limited TrustNet Chambers, P.O. Box 3444, Road Town, Tortola, British Virgin Islands	13,858,616 (5)	9.24%
Common	Luckman Investment Limited Trident Chambers, P.O. Box 146, Road Town, Tortola, British Virgin Islands	7,515,522 (6)	5.01%
Common	Jay Lutsky 4807 S. Zang Way Morrison, CO 80465	822,682 (7)	0.55%
Common	All Directors, Executive Officers, and Director Nominees as a Group (5 in number)	73,769,201 (8)	49.18%

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

(7)

Includes 411,341 held of record by Mr. Lutsky, and 411,341 shares held of record by Mr. Lutsky’s spouse, of which he may be deemed to be the beneficial owner.

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

2.

accepts, or who has a family member who accepts, more than $60,000 per year in payments from the company or any parent or subsidiary of the company other than (a) payments from board or committee services; (b) payments arising solely from investments in the company’s securities; (c) compensation paid to a family member who is a non-executive employee of the company (d) benefits under a tax qualified retirement plan or non-discretionary compensation; or (e) loans to directors and executive officers permitted under Section 13(k) of the Exchange Act;

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

Date:  December 31, 2010

By:

/s/ Kin Chung CHENG

--------------------------------------------

Kin Chung CHENG, Chief Financial Officer, Principal Accounting Officer

Date:   December 31, 2010

By:

/s/ Francis CHI

--------------------------------------------

Francis CHI, Director

Date:   December 31, 2010

By:

/s/ Jay LUTSKY

--------------------------------------------

Jay LUTSKY, Director

Date:   January 5, 2011

ANTIVIRAL TECHNOLOGIES, INC.

(A Development Stage Company)

Financial Statements

Year Ended December 31, 2009 and 2008

Table of Contents

Page

Report of Independent Registered Public Accounting Firm - Albert Wong & Co.

F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2009 and 2008

F-3

Consolidated Statements of Operation and Comprehensive Loss for the years ended December 31, 2009 and 2008

F-4

Consolidated Statements of Stockholders' Equity and Accumulated Other Comprehensive Income for the years ended December 31, 2009 and 2008

F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008

F-6

Notes to Consolidated Financial Statements

F-7 to F-16

ALBERT WONG & CO.

CERTIFIED PUBLIC ACCOUNTANTS

7th Floor, Nan Dao Commercial Building

359-361 Queen’s Road Central

Hong Kong

Tel : 2851 7954

Fax: 2545 4086

ALBERT WONG

B.Soc., Sc., ACA., LL.B., C.P.A.(Practising)

To:  The board of directors and stockholders of

Antiviral Technologies, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Antiviral Technologies, Inc., a development stage company, ("the Group")  as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2009 and 2008 as well as the period from September 13, 2007 (date of inception) to December 31, 2009. These consolidated financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Group as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 as well as the period from September 13, 2007 (date of inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

Hong Kong, China                                                                             Albert Wong & Co.

March 31, 2010

Certified Public Accountants

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

		2009	2008
	Notes	-----------------	-----------------
ASSETS
Current Assets:
Cash and cash equivalents		$10,599	$522,833
Prepayments, deposit and other receivables		9,155	520
		---------------------	---------------------
Total current assets		19,754	523,353

Non-Current Assets
Property, plant and equipments, net	5	5,222	3,085
Patents, net	6	343,413	283,165
		---------------------	---------------------
Total non-current assets		348,635	286,250
		---------------------	---------------------
Total Assets		$368,389	$809,603
		=============	=============

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current liabilities:
Accruals and other payables		$87,261	$58,620
Amounts due to directors and officers	7	222,738	25,222
Amount due to the shareholder	8	1,143,585	1,354,577
		---------------------	---------------------
Total Liabilities		$1,453,584	$1,438, 419
		---------------------	---------------------

Stockholders' equity/(deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
no share issued and outstanding		-	-
Common stock, $0.001 par value; 150,000,000 shares authorized;
150,000,000 (2008: 147,000,000) shares issued and outstanding		$150,000	$147,000
Additional paid-in-capital		(144,858)	(146,999)
Accumulated other comprehensive income		1,544	1,052
Deficit accumulated during the development stage		(1, 091,881)	(629,869)
		---------------------	---------------------
Total stockholders' equity/(deficit)		(1,085,195)	(628,816)
		---------------------	---------------------
Total Liabilities and Shareholders' equity		$368,389	$809,603
		============	============

The accompanying notes are an integral part of these consolidated financial statements

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND FROM SEPTEMBER 13, 2007 (INCEPTION) TO DECEMBER 31, 2009
(Stated in US Dollars)

			For the period from September 13, 2007
			(Inception) to
	2009	2008	December 31, 2009
	-----------------------	-----------------------	----------------------------
Revenue	$-	$-	$-
	-----------------------	-----------------------	----------------------------

Operating Expenses:
Selling and distribution costs	18,185	5,592	36,345
General and administrative expenses	459,325	210,889	937,608
	-----------------------	-----------------------	----------------------------
Loss from operations before other expense	(477,510)	(216,481)	(973,953)

Other expenses – net exchange gain / (loss)	15,276	(104,974)	(95,304)
Bad debt written off			(3,585)
Preliminary expenses			(1,393)
Interest income	222	11,002	14,316
Interest expense	-	-	(31,962)
	-----------------------	-----------------------	-----------------------------
Net loss	(462,012)	(310,453)	(1,091,881)
Other comprehensive income
Foreign currency translation gain / (loss)	492	10	1,544
	------------------------	------------------------	-----------------------------
Comprehensive loss	(461,520)	(310,443)	(1,090,337)
	==============	==============	=================

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)
	==============	==============	=================
Basic and diluted weighted average number of common shares of common shares *	150,000,000	147,000,000	147,278,571
	==============	==============	=================

The accompanying notes are an integral part of these consolidated financial statements.

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE PERIOD FROM SEPTEMBER 13, 2007 (INCEPTION) TO DECEMBER 31, 2009
(Stated in US Dollars)

			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	income	deficit	equity (deficit)
		US$	US$	US$	US$	US$

Balance at September 13, 2007 (inception)	-	-	-	-	-	-
Issuance of founder shares	147,000,000	147,000	(146,999)	-	-	1
Foreign currency translation adjustment	-	-	-	1,042	-	1,042
Net loss	-	-	-	-	(319,416)	(319,416)
	---------------	----------	--------------	---------------	--------------	---------------
Balance at January 1, 2008	147,000,000	147,000	(146,999)	1,042	(319,416)	(318,373)
Foreign currency translation adjustment	-	-	-	10	-	10
Net loss	-	-	-	-	(310,453)	(310,453)
	---------------	----------	--------------	---------------	--------------	---------------
Balance at December 31, 2008 and January 1, 2009	147,000,000	147,000	(146,999)	1,052	(629,869)	(628,816)

Reverse acquisition	3,000,000	3,000	2,141	-	-	5,141
Foreign currency translation adjustment	-	-	-	492	-	492
Net loss	-	-	-	-	(462,012)	(462,012)
	---------------	-----------	--------------	---------------	--------------	---------------
Balance at December 31, 2009	150,000,000	150,000	(144,858)	1,544	(1091,881)	(1,085,195)
	=========	=======	========	=========	========	=========

The accompanying notes are an integral part of these consolidated financial statements.

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND FROM SEPTEMBER 13, 2007 (INCEPTION) TO DECEMBER 31, 2009
(Stated in US Dollars)
			For the period from
			September 13, 2007
			(Inception) to
	2009	2008	December 31, 2010
	-----------------	-----------------	----------------------------
Cash flows from operating activities:
Net Loss	$(462,012)	$(310,453)	$(1,091,881)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,096	706	5,297
Amortization	3,599	3,439	12,343
(Increase) decrease in assets and liabilities:
Prepaid expenses, deposit	(8,639)	2,369	(9,155)
Other receivables	4	3,126	-
Accruals	28,150	6,929	86,770
Related party payables	490		490
Amounts due to directors and officers	197,516	25,103	222,738
Compensatory option issuances	-	-	560
	------------------	------------------	----------------------------
Net cash generated/(used) in operating activities	(239,796)	(268,780)	(772,838)
Cash flows from investing activities:
Purchase of plant and equipment	(3,231)	(3,390)	(10,532)
Patents filing costs	(63,840)	(141,074)	(355,787)
	------------------	------------------	----------------------------
Net cash used in investing activities	(67,071)	(144,464)	(366,319)

Cash flows from financing activities:
Amount due to the shareholder	(210,992)	884,990	1,143,585
Sales of common stock	-	-	21,000
	------------------	------------------	----------------------------
Net cash (used in) provided by financing activities	(210,992)	884,990	1,164,585
	------------------	------------------	----------------------------
Net increase/(decrease) in cash and cash equivalents	(517,859)	471,746	25,428
Effect of exchange rate changes on cash and cash equivalents	5,625	(13,226)	(14,830)
Cash and cash equivalents – beginning of year	522,833	64,313	-
	------------------	------------------	----------------------------
Cash and cash equivalents – end of year	$10,599	$522,833	$10,599
	===========	===========	=================
Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$31,962
	===========	===========	================
Income taxes paid	$-	$-	$-
	===========	===========	================

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

NOTE 3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Office equipment

5 years

Testing equipment

5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of operation.

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

(Stated in US Dollars)

NOTE 3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

(Stated in US Dollars)

NOTE 3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

(Stated in US Dollars)

NOTE 3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

(Stated in US Dollars)

NOTE 3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

(Stated in US Dollars)

NOTE 3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 9  INCOME TAXES

United States Tax

The Company is subject to the United States of America tax jurisdiction. No provision for income taxes in the United States or elsewhere has been made as the Company had no taxable income for the years ended December 31, 2009 and 2008. The statutory tax rate for each of the years ended December 31, 2009 and 2008 is in a range from 15% to 35%.

Hong Kong Tax

Obio HK is subject to the Hong Kong profits tax rate of 16.5%. No provision for income taxes in the Hong Kong or elsewhere has been made as Obio HK had no taxable income for the years ended December 31, 2009 and 2008.

PRC Tax

Beijing Obio is registered and operated in Beijing, the PRC, subject to a 25% enterprise income tax (“EIT”). No provision for income taxes in the PRC or elsewhere has been made as Beijing Obio had no taxable income for years ended December 31, 2009 and 2008.

The Company did not have any interest and penalty recognized in the income statements for the year ended December 31, 2009 and 2008 or balance sheet as of December 31, 2009 and 2008. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company’s 2007, 2008 and 2009 U.S. Corporation Income Tax Return are subject to U.S. Internal Revenue Service examination, the Company’s 2003/4, 2004/5, 2005/6, 2006/7, 2007/8, 2008/9,

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Stated in US Dollars)

NOTE 9  INCOME TAXES  (Continued)

2009/2010 Hong Kong Corporations Profits Tax Return filing are subject to Hong Kong Inland Revenue Department examination, and the Company’s 2005, 2006, 2007, 2008, 2009 EIT Return filing are subject to PRC State Administration of Taxation examination.

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

(c)

The consultancy fee was paid to Chan Bill Piu, a director of the shareholder.

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

NOTE 13 SUBSEQUENT EVENTS

In preparing these financial statements, the Company evaluated the events and transactions that occurred from January 1,

2010 through March 31, 2010, the date these financial statements were issued. The Company has made the required additional disclosures in reporting periods in which subsequent events occur.