Form 10-Q/A
period 2010-03-31
ANTIVIRAL TECHNOLOGIES, INC.
filed 2011-01-05
CIK 1445226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

i

EXPLANATORY NOTE

This amendment No.1 on Form 10Q/A to the Registrant's Form 10Q originally filed with the Securities and Exchange Commission on May 14, 2010 (the "Original Filing") amends the Original Filing to add the disclosure of (1) the results for the period from September 13, 2007 (inception) to March 31, 2010 to the statement of operation and comprehensive loss, (2) the results for the period from September 13, 2007 (inception) to March 31, 2010 to the statement of stockholders’ equity and accumulated other comprehensive income, and (3) the results for the period from September 13, 2007 (inception) to March 31, 2010 to the statement of cash flow, in the part I of Financial Information, and (4) the Item IA of the heading “Risk Factors” in the Part II Other Information.

Pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and our principal financial officer are attached to this form 10-Q/A as Exhibits 31.01, 31.02, 32.01 and 32.02.

Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that have occurred subsequent to that date.  Other events occurring after the date of the Original Filing or other information necessary to reflect subsequent events have been disclosed in reports filed with the SEC subsequent to the Original Filing.

ii

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	1
	Consolidated Balance Sheet as of March 31, 2010 and December 31, 2009	2
	Consolidated Statements of Operation and Comprehensive Loss for the three Months ended March 31, 2010 and 2009 and from September 13, 2007 (Inception) to March 31, 2010	3
	Consolidated Statement of Stockholders' Equity and Accumulated Other Comprehensive Income for the period from September 13, 2007 (Inception) to March, 31 2010	4
	Consolidated Statements of Cash Flows for the three months period ended March 31, 2010 and 2009 and from September 13, 2007 (Inception) to March 31, 2010	5
	Notes to Consolidated Financial Statements	6-14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	16

Item 4.	Controls and Procedures	16-17

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	18

Item 1A	Risk Factors	18

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3	Defaults Upon Senior Securities	18

Item 4	(Removed and Reserved)	18

Item 5	Other Matters	18

Item 6.	Exhibits	18

SIGNATURES		19

iii

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

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009
(UNAUDITED) (Stated in US Dollars)

		March 31, 2010	December 31, 2009
	Notes	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents		$7,546	$10,599
Prepayments, deposit and other receivables		7,936	9,155
		---------------------	---------------------
Total current assets		15,482	19,754

Non-Current Assets
Property, plant and equipments, net	5	4,911	5,222
Patents, net	6	347,967	343,413
		---------------------	---------------------
Total non-current assets		352,878	348,635
		---------------------	---------------------
Total Assets		$368,360	$368,389
		=============	=============

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current liabilities:
Accruals and other payables		$97,529	$87,261
Amounts due to directors and officers	7	285,420	222,738
Amount due to the shareholder	8	1,177,974	1,143,585
		---------------------	---------------------
Total Liabilities		$1,560,923	$1,453,584
		---------------------	---------------------

Stockholders' equity/(deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
no share issued and outstanding		-	-
Common stock, $0.001 par value; 150,000,000 shares authorized;
150,000,000 (2008: 147,000,000) shares issued and outstanding		$150,000	$150,000
Additional paid-in-capital		(144,858)	(144,858)
Accumulated other comprehensive income		2,845	1,544
Deficit accumulated during the development stage		(1,200,550)	(1, 091,881)
		---------------------	---------------------
Total stockholders' equity/(deficit)		(1,192,563)	(1,085,195)
		---------------------	---------------------
Total Liabilities and Shareholders' equity		$368,360	$368,389
		============	============

The accompanying notes are an integral part of these consolidated financial statements

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 AND FROM SEPTEMBER 13, 2007 (INCEPTION) TO MARCH 31, 2010
(UNAUDITED) (Stated in US Dollars)

	Three month periods ended March 31		For the period from September 13, 2007
	-------------------------------------		(Inception) to
	2010	2009	March 31, 2010
	---------------	---------------	------------------------
Revenue	$-	$-	$-
	---------------	---------------	------------------------

Operating Expenses:
Selling and distribution costs	1,048	4,297	37,393
General and administrative expenses	107,695	113,733	1,045,302
	---------------	---------------	------------------------
Loss from operations before other expense	(108,743)	(118,030)	(1,082,695)

Other expenses – net exchange gain / (loss)	68	(2,849)	(95,237)
Bad debt written off	-	-	(3,585)
Preliminary expenses	-	-	(1,393)
Interest income	6	103	14,322
Interest expense	-	-	(31,962)
	---------------	---------------	------------------------
Net loss	(108,669)	(120,776)	(1,200,550)
Other comprehensive income
Foreign currency translation gain / (loss)	1,301	(201)	2,845
	---------------	---------------	------------------------
Comprehensive loss	(107,368)	(120,977)	(1,197,705)
	=========	=========	==============

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)
	=========	=========	==============
Basic and diluted weighted average number of common shares of common shares *	150,000,000	147,000,000	147,541,935
	=========	=========	==============

The accompanying notes are an integral part of these consolidated financial statements.

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE PERIOD FROM SEPTEMBER 13, 2007 (INCEPTION) TO 31 MARCH, 2010
(UNAUDITED) (Stated in US Dollars)

			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	income	deficit	equity (deficit)
		US$	US$	US$	US$	US$

Balance at September 13, 2007 (inception)	-	-	-	-	-	-
Issuance of founder shares	147,000,000	147,000	(146,999)	-	-	1
Foreign currency translation adjustment	-	-	-	1,052	-	1,052
Net loss	-	-	-	-	(629,869)	(629,869)
	---------------	----------	-------------	---------------	--------------	---------------
Balance at January 1, 2009	147,000,000	147,000	(146,999)	1,052	(629,869)	(628,816)
Reverse acquisition	3,000,000	3,000	2,141	-	-	5,141
Foreign currency translation adjustment	-	-	-	492	-	492
Net loss	-	-	-	-	(462,012)	(462,012)
	---------------	----------	-------------	---------------	--------------	---------------
Balance at December 31, 2009 and January 1, 2010	150,000,000	150,000	(144,858)	1,544	(1,091,881)	(1,085,195)

Foreign currency translation adjustment	-	-	-	1,301	-	1,301
Net loss	-	-	-	-	(108,669)	(108,669)
	---------------	-----------	-------------	---------------	--------------	---------------
Balance at March 31, 2010	150,000,000	150,000	(144,858)	2,845	(1,200,550)	(1,192,563)
	=========	=======	========	=========	========	=========

The accompanying notes are an integral part of these consolidated financial statements.

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 AND FROM SEPTEMBER 13, 2007 (INCEPTION) TO JUNE 30, 2010
(UNAUDITED) (Stated in US Dollars)
			For the period from
	Three month periods ended March 31		September 13, 2007
	------------------------------------		(Inception) to
	2010	2009	March 31, 2010
	-----------------	------------------	-------------------------------
Cash flows from operating activities:
Net Loss	$(108,669)	$(120,776)	$(1,200,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	310	165	5,607
Amortization	912	863	13,256
(Increase) decrease in assets and liabilities:
Prepaid expenses, deposit	1,219	516	(7,936)
Other receivables	-	(5,944)	-
Accruals	10,268	(24,253)	97,038
Related party payables	-	4,642	490
Amounts due to directors and officers	62,682	30,499	285,420
Compensatory option issuances	-	-	560
	----------------	-----------------	---------------------------
Net cash generated/(used) in operating activities	(33,278)	(114,288)	(806,115)
Cash flows from investing activities:
Purchase of plant and equipment	7	1	(10,525)
Patents filing costs	(5,451)	(5,467)	(361,238)
	----------------	-----------------	--------------------------
Net cash used in investing activities	(5,444)	(5,466)	(371,763)

Cash flows from financing activities:
Amount due to the shareholder	34,389	(32,673)	1,177,974
Sales of common stock	-	-	21,000
	----------------	-----------------	--------------------------
Net cash (used in) provided by financing activities	34,389	(32,673)	1,198,974
	----------------	-----------------	--------------------------
Net increase/(decrease) in cash and cash equivalents	(4,333)	(152,427)	21,096
Effect of exchange rate changes on cash and cash equivalents	1,280	(188)	(13,550)
Cash and cash equivalents – beginning of period	10,599	522,833	-
	----------------	-----------------	-------------------------
Cash and cash equivalents – end of period	$7,546	$370,218	$7,546
	==========	===========	===============
Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$31,962
	==========	===========	===============
Income taxes paid	$-	$-	$-
	==========	===========	===============

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

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	March 31, 2010	December 31, 2009	March 31, 2009
Twelve months ended HKD : USD exchange rate		7.7551
Three months ended HKD : USD exchange rate	7.7647		7.7507
Average three months ended HKD : USD exchange rate	7.7639		7.7874

	March 31, 2010	December 31, 2009	March 31, 2009
Twelve months ended RMB : USD exchange rate		6.8372
Three months ended RMB : USD exchange rate	6.8361		6.8456
Average three months ended RMB : USD exchange rate	6.83603		6.84658

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

NOTE 5  PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment is summarized as follows:

	As of March 31, 2010	As of December 31, 2009
	--------------------------	-------------------------------
Cost

Plant and Machinery	$3,888	$3,893
Furniture, fixture and equipment	1,637	1,636
Office equipment	5,000	5,003
	-----------------------	-----------------------
	10,525	10,532
Accumulated depreciation	(5,614)	(5,310)
	-----------------------	-----------------------

	$4,911	$5,222
	==============	==============

Depreciation expenses included in the general and administrative expenses for the three months ended March 31, 2010 and for the year ended December 31, 2009 were $310 and $1,096.

NOTE 6  PATENTS, NET

Patents are summarized as follows:

	As of March 31, 2010	As of December 31, 2009
	---------------------------	-------------------------------
Cost

Patents	$294,268	$288,735
License	66,970	67,053
	-----------------------	-----------------------
	361,238	355,788
Accumulated amortisation	(13,271)	(12,375)
	-----------------------	-----------------------

	$347,967	$343,413
	==============	==============

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

NOTE 9  CAPITALIZATION

As a result of the share exchange transaction on October 14, 2009, which is being accounted for as a “reverse merger,” the Group’s capital structure has changed. Following completion of the share exchange transaction, the Company has a total of 150,000,000 shares of $0.001 par value common stock issued and outstanding. The The paid-in capital is $150,000 with additional paid-in capital of ($144,858).

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

ITEM 4.   (REMOVED AND RESERVED).

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

ANTIVIRAL TECHNOLOGIES, INC.

By:

/s/Bill Piu CHAN

--------------------------------------------------

Bill Piu CHAN, Chief Executive Officer

Date:  December 31, 2010

By:

/s/Kin Chung CHENG

-------------------------------------------------------

Kin Chung CHENG, Chief Financial Officer

Date:   December 31, 2010