Form 10-K
period 2010-12-31
ANTIVIRAL TECHNOLOGIES, INC.
filed 2011-03-29
CIK 1445226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

x  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

o TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

ANTIVIRAL TECHNOLOGIES, INC.

(Name of small business in its charter)

Nevada	000-53449	26-1188469
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

Suite 1211, Tower II, Silvercord, 30 Canton Road, Tsimshatsui, Kowloon, Hong Kong
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

[] Yes   [X] No

i

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $0

As of December 31, 2010, the Company had 150,000,000 shares issued and outstanding.

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

Obio Pharmaceutical (H.K.) Limited

Suite 1211, Tower II, Silvercord, 30 Canton Road,

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

Up to  27th  November 2009, there were 622,482 worldwide confirmed human infection of swine flu cases.  According to the report of WHO, Americas (190,765 cases) and South-East Asia (47059 cases) makes up around 31% and 8% of the worldwide respective human infections. Also, from the China Health Minister released data, there was 5592 human confirmed swine flu infection in China up to early September 2009. While governmental agencies and leading drug companies are working to produce Human Swine Influenza Virus H1N1 vaccine in sufficient quantities, issues exist as to whether the virus may further mutate and become transmittable through humans and there has been confirmed report on 7 cases of Human Swine Influenza Virus H1N1 found in patients in Hong Kong up till 1st February 2011 showing resistance to the major antiviral drug, Tamiflu.  Although the current swine influenza virus strain has been less deadly than originally feared, there is concern that the virus strain may mutate and become more lethal.

The human avian influenza first attracted attention in 2003.  H5N1 avian influenza virus is highly pathogenic, known to mutate quickly, is easily transmissible between birds, and at ordinary temperatures, the virus is able to survive in the environment for weeks. With migratory birds as carriers, the H5N1 virus is spreading rapidly to all parts of the world.

To date, there have been only isolated cases of the spread of the H5N1 virus from one infected person to another, and transmission has not been observed to continue beyond one person.  However, H5N1 virus has been very lethal, and statistically causing more than half of those infected to die. The ability of the virus to mutate rapidly may cause it to become more susceptible to human-to-human transmission, and recent research has revealed that the virus has already increased its ability to infect mammals, thereby increasing the threat of a mass infection in humans.

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

Docket Series:  OBI-104C2P, OBI-104C3P

Filing of Immune Enhancement Solutions in United States

Title of Invention:  Materials and Methods for Treating Viral Infections

Docket Series:  OBI-104P, OBI-104C4P, OBI-104C5P, OBI-104C5XC1

Filing of Antiviral Solutions (of viruses including Influenza Virus) in United States, PCT, ARIPO, Australia, Argentina, Brazil, Canada, Chile, Egypt, Europe, Hong Kong, India, Indonesia, Israel, Japan, Malaysia, Mexico, New Zealand, OAPI, Pakistan, Philippines, Peoples Republic of China, Russia, Singapore, South Africa, South Korea, Taiwan, Thailand, UAE, Vietnam

(Malaysia, South Africa and OAPI have all granted this patent application to us)

Title of Invention:  Materials and Methods for Treating Influenza Infections

Docket Series:  OBI-108P, OBI-108X

Filing of Combination of Antiviral Solutions (of viruses including Influenza Virus) in United States of America, PCT, Japan, Peoples Republic of China

Title of Invention: Materials and Methods for Treating Viral Infections

Docket Series:  OBI-111P, OBI-111X

Filing of Inhalation Antiviral Solution (of viruses including Influenza virus) in United States of America, PCT

A complete listing of all patent applications filed by Obio HK is attached hereto as Exhibit 10.5.

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

Employees

The Company currently has a total of 3 employees including one person responsible for accounting and finance, an office manager and a project manager for various projects and a person responsible for administration of Beijing Obio Pharmaceutical Co., Ltd.

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

We began operations in 1999 and are in the early phases of antiviral drug development. We have incurred significant losses and our net losses for the past three fiscal years ended 2010, 2009 and 2008 were approximately $441,291, $462,012 and $310,453, respectively. To date, we have no revenue. We expect that in the future our revenues will be generated from strategic partners, collaborations, licensing and government and research grants. Since 2008, we have accelerated the TG 21 product development and related strategic partnerships. This move has the potential to increase the return on investment to our stockholders by allocating capital resources to the TG 21 product development activities. At the same time, it increases our financial risk by increasing expenses associated with product development. In addition, the preclinical or clinical failure of any single product may have a significant effect on the actual or perceived value of our shares. Our business is subject to all of the risks inherent in the development of a new technology, which include the need to:

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

We began antiviral research in 2003 and have generated operating losses since that time.  The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our TG 21 technology since 2006, which has and will continue to require significant research and development expenditures. To date, we have obtained funding from the holding company, Obio Pharmaceutical Holdings Limited.  We had an accumulated deficit of approximately $1,533,172.  We expect to continue to incur losses for the foreseeable future. These losses will increase as we expand and extend our research and development activities into pre-clinical and clinical trials, and other product development. If the time required for us to generate significant product revenues and achieve profitability is longer than we currently anticipate, or if we are unable to generate liquidity through equity financing or other sources of funding, we may not be able to sustain our operations.

We may be unable to raise additional capital, which would harm our ability to develop our technology and products.

We have incurred significant operating losses and negative operating cash flows since inception and have not achieved profitability. We expect capital outlays and operating expenditures to increase over the next several years as we go into pre-clinical and clinical trials and expand our research to other antiviral product development activities. While we believe our financial resources will be adequate to sustain our current operations at least through 2011, we may seek additional sources of capital through equity or debt financing. In addition, as we focus our efforts on TG 21 technology, we will need to seek FDA approval of potential products, a process that could cost in excess of $100 million per product. We cannot be certain that we will be able to obtain financing on terms acceptable to us, or at all. If adequate funds are not available, our business and our ability to develop our technology and TG 21 products would be harmed.

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

Our office in Beijing is located at Room 610, Office Tower A, New World Centre, No. 3 Chongwenmen Wai Street, Beijing, China 100062.

Our office in Hong Kong is located at Suite 1211, Tower 2, Silvercord, 30 Canton Road, Tsimshatsui, Kowloon, Hong Kong.

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

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

No Trading Market

As of December 31, 2010, and as of the date of this report, there was not an established public trading market for the Company’s shares.

Holders

As of December 31, 2010 there were 150,000,000 shares of common stock issued and outstanding and approximately 6 shareholders of record.

Dividends

The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended December 31, 2010 or 2009 or 2008.  There are no restrictions on the common stock that limit our ability to pay dividends if declared by the Board of Directors and the loan agreements and general security agreements covering the Company’s assets do not limit its ability to pay dividends.  The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes.

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

Liquidity and Capital Resources

As of December 31, 2010, we had current assets of $11,033 consisting of cash and cash equivalents of $3,134 as well as deposits and prepayments of $7,899.  As of December 31, 2010, our total assets were $384,219, consisting primarily of the net value of patents of $369,112.

As of December 31, 2010, our current liabilities were $1,908,105, consisting primarily of amounts due to our holding company in the amount of $1,244,255, which are unsecured, interest free and repayable upon demand.

As described more fully below under Plan of Operations, our plan of operations calls for significant expenditures in connection with conducting additional research and development activities and conducting clinical trials TG 21.

Plan of Operations

Our plan of operations for the fiscal year ending December 31, 2011, is to continue to conduct additional research and development activities regarding TG 21 and other potential antiviral solutions for various viruses.  Our initial consideration will be to begin pre-clinical and clinical trials in China in cooperation with the South China Center for Innovative Pharmaceuticals (SCCIP), to undertake efforts in the United Kingdom directed toward international recognition of TG 21, to conduct additional research and development in India and to prepare for filing of additional patent applications in various countries.

We currently estimate that we will require approximately $7 million to conduct initial clinical trials and the additional research and development activities described above, and approximately $3 million for working capital purposes.  We do not currently have any arrangements in place to obtain the necessary financing for these activities and may not be able to find such financing on terms which are acceptable to us. We believe the most likely source of additional financing presently available to us is through sale of equity capital after, or in conjunction with, the process of establishing a public trading market for our shares.  There can be no assurance that a trading market will be established, or we will be able to raise additional capital on terms we consider satisfactory, either after, or in conjunction with, the establishment of a trading market for our shares.

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

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2010 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2010, the Company's internal control over financial reporting was effective.

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

There was no change in the Company's internal control over financial reporting during the year ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth, as of December 31, 2010, the names and ages of the directors and executive officers of the Registrant, the principal positions with the Registrant held by such persons and the date such persons became a director or executive officer. The executive officers are elected annually by the Board of Directors. The directors serve one year terms or until their successors are elected.

Name	Age	Positions	Held Position Since
Dr. Bill Piu Chan	49	President & Chief Executive Officer Director	10/14/2009 5/10/2010
Cheng, Kin Chung	49	Chief Financial Officer Director	10/14/2009 5/10/2010
Francis Chi	50	Director	10/14/2009
Dr. Jess Gilbert Thoene	68	Director	5/10/2010

Biographical Information

Dr. Bill Piu Chan.  Dr. Chan, age 49, is currently the CEO and President of the Company.  Additionally, he has been a director of Obio HK since September 2009.  He joined Obio Pharmaceutical Holdings Limited as director and Chief Technical Officer in 2005.  He is currently a Professor and Director of the Beijing Institute of Geriatrics and a member of American Academy of Neurology. He has been appointed as the Deputy Director and Principal Investigator of Chinese National Human Genome Center Beijing since 2001. He is the Vice President of the Chinese Society of Gerontology and Geriatrics, council member of the International Association of Gerontology and Geriatrics (IAGG), and Secretary of the IAGG Asia-Oceania Region. He was the President of the Society of Chinese Neuroscientists in America from 1998 to 2000 and the Secretary of Asia-Pacific Society for Neurochemistry from 2000 to 2006. In 2002, he attained First Award for Scientific Achievement from both Ministry of Education and Chinese Medical Association in the People's Republic of China.  Dr. Chan is currently the Director of the National GCP center on neurodegenerative disorders and has been the Principal investigator for six drug trials including phase I through IV in the Peoples' Republic of China.  Dr. Chan was the founder and director of the Immunotech Beijing Ltd and Immunocell Technology Ltd, President and director of Wincon Theracells Biotechnologies Co., Inc.  Dr. Chan graduated from Human Medical College in Changsha and became a neurologist after the fellowship training. He later acquired his Doctor of Philosophy in neurosciences from Sun Yan-Sen University of Medical Sciences in Guangzhou followed by postdoctoral training at the Parkinson's Institute in Sunnyvale, California, where he spent more than 10 years as senior scientist before returning to the People's Republic of China. Dr. Chan is well known for his clinical and basic research on Parkinson's disease and geriatric disorders.

Cheng, Kin Chung.  Mr. Cheng, age 49, is the Chief Financial Officer of the Company.  He joined the Obio Group in December 2008 and was appointed to his current position in September 2009.  From 1998, Mr. Cheng has served as Director of Poly Genius Consulting Limited, providing corporate and investor relations advisory to mostly Hong Kong listed companies and large corporations.  From Apirl 2009 to October 2010, Mr. Cheng was the Mangaing Director of Jovian Corproate Services Limited which enaged in providing corproate services.  From September 2008 to April 2009, Mr. Cheng served as Chief Executive Officer of Skyworth TTG Holdings Limited, which is engaged in the business of providing identity and access management services to its clients.  Mr. Cheng joined Skyworth Digital Holdings Limited (Skyworth), a listed company in Hong Kong specializing in providing Digital TV and set-top boxes, in July 2004 as Director and Chief Financial Officer and was subsequently redesignated as Chief Investment and Information Officer in January 2008.  At Skyworth, Mr. Cheng was involved in formulation of business strategy and was responsible for the financial matters of Skyworth in the capacity of Director and Chief Financial Officer.  He was also responsible for the group's information technology development and the Group's investment strategy.  Prior to joining Skyworth, Mr. Cheng was a partner at Deloitte Touche Tohmatsu Hong Kong office responsible for the audit and corporate finance divisions. Mr. Cheng holds a master degree in Professional Accounting (2000) and master degree of arts in English for Professional (2009) awarded by the Hong Kong Polytechnic University.  Mr. Cheng is also a member of Institute of Chartered Accountants in England & Wales, a fellow member of the Hong Kong Institute of Certified Public Accountants and member of the Hong Kong Institute of Securities.

Francis Chi. Mr. Chi, age 50, is a director of the Company.  Additionally, he is the founder and Executive Director of the Obio Group, and is currently the Chief Executive Officer of the Walcom Group, a company listed in the Alternative Investment Market of the

London Stock Exchange. He was the Managing Director of Walcom Chemicals Company Limited from 1990 to 1998.  He was the Managing Director of Becoin Limited from 1986 to 1990 and was sales manager of Listo Enterprises Co., Ltd. from 1984 to 1986. Mr. Chi earned a bachelors degree of arts in Business Administration from Seattle University in 1984.

Dr. Jess Gilbert Thoene.  Dr. Thoene, age 68, joined the Obio Group in 2007 as technical advisor and was appointed to his current position as Chief Technical Officer in September 2009; and was subsequently appointed as a director of Obio Pharmaceutical Holdings Limited in November, 2008. Since 2006, Dr. Thoene has been Active Emeritus Professor at the University of Michigan.  Previously, Dr. Thoene was the Karen Gore Professor and Director at the Hayward Human Genetics Center of the Tulane University Health Sciences Center from 2000 to 2006. Prior to that, Dr. Thoene was Professor of Pediatrics at the University of Michigan from 1977 to 1999.  He was also Head of the Biochemical Genetics Program at the University of Michigan from 1985 to 1999 and Director of the Pediatric Clinical Research Center at the University of Michigan from 1986 to 1998. Dr. Thoene is currently a member of The American Society for Clinical Investigation, The American Society of Biochemistry and Molecular Biology, The American Pediatric Society, The American Society of Human Genetics, and the Society for Inherited Metabolic Disorders. Dr. Thoene is Past Chairman of the National Organization for Rare Disorders and chaired the U.S. National Commission on Orphan Diseases. Dr. Thoene was a member of the board of directors of Copley Pharmaceuticals, Inc. from 1998 to 1999, a member of the Scientific Advisory Board of Watson Pharmaceuticals, Inc. from 1992 to 1998 and Chair of the Board of Scientific Counselors of the U.S. National Institute of Child Health and Human Development from 1999 to 2001. In 1964, Dr. Thoene received a Bachelor of Science in Chemistry from Stanford University, and in 1968 he received the M.D. degree from Johns Hopkins University School of Medicine.  He completed a residency in pediatrics at Johns Hopkins from 1968 to 1971.  Dr. Thoene was a Post Doctoral Fellow in Metabolic Disease at the University of California San Diego from 1974 to 1977. He is certified by the American Board of Medical Genetics in Clinical Biochemical Genetics and by the American Board of Pediatrics. He has published more than 100 peer-reviewed papers and chapters in scientific works and has edited three books: Pathophysiology of Lysosomal Transport, Small Molecule Therapy of Genetic Disease (in press) and Physician's Guide to Rare Diseases.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it, the Company believes that, during the fiscal year ended December 31, 2010, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were satisfied.

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

Change in
Pension
						Non-Equity	Value and
						Incentive	Non-qualified
				Stock	Option	Plan	Compensation	All other
Name and		Salary	Bonus	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)	($)
Francis Chi	2008 2009 2010	- 130 (1) 129 (1)	- - -	- - -	- - -	- - -	- - -	25,012 (1) 55,596 (1) 55,473 (1)	25,012 (1) 55,726 (1) 55,602 (1)
Bill P Chan	2008 2009 2010	- 130 (1) 129 (1)	- - -	- - -	- - -	- - -	- - -	40,198 (2) 55,596 (1) 55,473 (1)	40,198 (2) 55,726 (1) 55,602 (1)
Cheng, Kin Chung	2008 2009 2010	- 130 (1) 129 (1)	- - -	- - -	- - -	- - -	- - -	- 55,596 (1) 55,473 (1)	- 55,726 (1) 55,602 (1)
Jess Gilbert Thoene	2008 2009 2010	- 130 (1) 129 (1)	- - -	- - -	- - -	- - -	- - -	- 55,596 (1) 55,473 (1)	- 55,596 (1) 55,602 (1)

(1)

This figure represents compensation paid to Francis Chi, Bill P Chan, Cheng, Kin Chung and Jess Gilbert Thoene for work as directors of the Company’s subsidiary, Obio Pharmaceutical (H.K.) Ltd.

(2)

This figure represents compensation paid to Bill P Chan for work as an officer of the Company’s subsidiary, Beijing Obio Pharmaceutical Co., Ltd.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED

STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2010, certain information with respect to the common stock beneficially owned by (i) each director and/or executive officer of the Company; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all directors and executive officers as a group:

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common	Obio Pharmaceutical Holdings Limited Suite 1111, Tower 2, Silvercord, 30 Canton Road, Tsimshatsui, Kowloon, Hong Kong	147,000,000	98%
Common	Francis Chi (1) Suite 1111, Tower 2, Silvercord, 30 Canton Road, Tsimshatsui, Kowloon, Hong Kong	72,589,908 (2)	48.39%
Common	Cheng, Kin Chung (1) 14/F Shanghai Industrial Investment Building, 48 – 62 Hennessy Road, Wan Chai, , Hong Kong	0	0%
Common	Dr. Bill Piu Chan (1) 6-2-8A Citichamp Palace, Madian, Beijing, 100088, China	356,611 (3)	0.24%
Common	Dr. Jess Gilbert Thoene (1) 1308 Brooks St Ann Arbor, MI 48103 USA	0	0%
Common	Bioglory International Limited P.O. Box 957, Offshore Corporations, Road Town, Tortola, British Virgin Islands	25,051,740 (4)	16.7%
Common	Simplex Capital (Holdings) Limited TrustNet Chambers, P.O. Box 3444, Road Town, Tortola, British Virgin Islands	13,858,616 (5)	9.24%
Common	Luckman Investment Limited Trident Chambers, P.O. Box 146, Road Town, Tortola, British Virgin Islands	7,515,522 (6)	5.01%
Common	All Directors and Executive Officers as a Group (4 in number)	72,946,519 (7)	48.63%

(1)  The person listed is an officer, a director, or both, of the Company.

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

(7)

Includes 72,589,908 shares held of record by Obio Pharmaceutical Holdings Limited of which Mr. Chi may be deemed to be the beneficial owner as a result of the ownership of approximately 48.39% of the share capital of Obio Pharmaceutical Holdings Limited, and 356,611 shares held of record by Obio Pharmaceutical Holdings Limited of which Dr. Chan may be deemed to be the beneficial owner as a result of ownership of approximately 0.24% of the share capital of Obio Pharmaceutical Holdings Limited.

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

Based upon the foregoing criteria, our Board of Directors has determined that Dr. Bill Piu Chan and Mr. Cheng Kin Chung are not independent directors under these rules as they are also employed by the Registrant as its CEO and CFO, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Albert Wong & Co., CPA (“AWC”) was the Company’s principal accountant for the fiscal year ended December 31, 2010, and was the principal accountant for the Company’s subsidiary, Obio Pharmaceutical (HK) Ltd., for the fiscal year ended December 31, 2009 and 2008.  The aggregate fees billed or to be billed by AWC for audit of the Company's annual financial statements for the fiscal year ended December 31, 2010, were $15,000, and the aggregate fees billed by AWC for audit of the annual financial statements of Obio Pharmaceutical (HK), Ltd., for the fiscal year ended December 31, 2009 and 2008, were $13,000 and $5,000 respectively.

Audit Related Fees

The aggregate fees to be billed by AWC for review of the interim financial statements of the Company for the quarters ended March 31, June 30 and September 30, 2010 were $9,000.

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

Tax Fees

For the fiscal years ended December 31, 2010, December 31, 2009 and December 31, 2008, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

All Other Fees

AWC did not bill the Company of Obio Pharmaceutical (HK) Ltd. for any products and services other than the foregoing during the fiscal years ended December 31, 2010, 2009 and 2008.

Audit Committees Pre-approval Policies and Procedures

The Company does not have an audit committee per se. The current board of directors functions as the audit committee.

PART IV

ITEM 15. EXIBITS, FINANCIAL STATEMENT SCHEDULES

 (a)(1) Audited financial statements of the Registrant for the fiscal years ended December 31, 2010 and 2009, are filed in Item 8 of this Report on Form 10-K.

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

10.5	Current list of Patent Applications filed by Obio Pharmaceutical (H.K.) Limited, updated as of December 31, 2010. *
21.1	List of subsidiaries of the Registrant (incorporated by reference from exhibit to Form 8-K filed with the Securities and Exchange Commission on October 22, 2009)
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

Bill Piu CHAN, Chief Executive Officer and Director

Date:

March 28, 2011

By:

/s/ Kin Chung CHENG

--------------------------------------------

Kin Chung CHENG, Chief Financial Officer, Principal Accounting Officer and Director

Date:   March 28, 2011

By:

/s/ Francis CHI

--------------------------------------------

Francis CHI, Director

Date:

March 28, 2011

By:

/s/  Dr. Jess Gilbert Thoene

--------------------------------------------

Dr. Jess Gilbert Thoene, Director

Date:

March 28, 2011

ANTIVIRAL TECHNOLOGIES, INC.

(A Development Stage Company)

Financial Statements

Year Ended December 31, 2010 and 2009

Table of Contents

Page

Report of Independent Registered Public Accounting Firm - Albert Wong & Co.

F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2010 and 2009

F-3

Consolidated Statements of Operation and Comprehensive Loss for the years ended December 31, 2010 and 2009

F-4

Consolidated Statements of Stockholders' Equity and Accumulated Other Comprehensive Income for the years ended December 31, 2010 and 2009

F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009

F-6

Notes to Consolidated Financial Statements

F-7 to F-15

ALBERT WONG & CO.

CERTIFIED PUBLIC ACCOUNTANTS

7th Floor, Nan Dao Commercial Building

359-361 Queen’s Road Central

Hong Kong

Tel : 2851 7954

Fax: 2545 4086

ALBERT WONG

B.Soc., Sc., ACA., LL.B., C.P.A.(Practising)

To:  The board of directors and stockholders of

Antiviral Technologies, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Antiviral Technologies, Inc., a development stage company, ("the Group") as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2010 and 2009 as well as the period from September 13, 2007 (date of inception) to December 31, 2010. These consolidated financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Group as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009 as well as the period from September 13, 2007 (date of inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has deficits accumulated as at December 31, 2010 of $1,533,172 including net losses of $441,291 for the year ended December 31, 2010. These factors as discussed in Note 2 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hong Kong, China                                                                             Albert Wong & Co.

March 28, 2010

Certified Public Accountants

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

		2010	2009
	Notes	-----------------	-----------------
ASSETS
Current Assets:
Cash and cash equivalents		$3,134	$10,599
Prepayments, deposit and other receivables		7,899	9,155
		---------------------	---------------------
Total current assets		11,033	19,754

Non-Current Assets
Property, plant and equipments, net	5	4,074	5,222
Patents, net	6	369,112	343,413
		---------------------	---------------------
Total non-current assets		373,186	348,635
		---------------------	---------------------
Total Assets		$384,219	$368,389
		=============	=============

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current liabilities:
Accruals and other payables		$157,676	$87,261
Amounts due to directors and officers	7	506,174	222,738
Amount due to the shareholder	8	1,244,255	1,143,585
		---------------------	---------------------
Total Liabilities		$1,908,105	$1,453,584
		---------------------	---------------------

Stockholders' equity/(deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
no share issued and outstanding		-	-
Common stock, $0.001 par value; 150,000,000 shares authorized;
150,000,000 (2008: 147,000,000) shares issued and outstanding		$150,000	$150,000
Additional paid-in-capital		(144,858)	(144,858)
Accumulated other comprehensive income		4,144	1,544
Deficit accumulated during the development stage		(1,533,172)	(1,091,881)
		---------------------	---------------------
Total stockholders' equity/(deficit)		(1,523,886)	(1,085,195)
		---------------------	---------------------
Total Liabilities and Shareholders' equity		$384,219	$368,389
		============	============

The accompanying notes are an integral part of these consolidated financial statements

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND FROM SEPTEMBER 13, 2007 (INCEPTION) TO DECEMBER 31, 2010
(Stated in US Dollars)

			For the period from September 13, 2007
			(Inception) to
	2010	2009	December 31, 2010
	-----------------------	-----------------------	----------------------------
Revenue	$-	$-	$-
	-----------------------	-----------------------	----------------------------

Operating Expenses:
Selling and distribution costs	1,057	18,185	37,402
General and administrative expenses	432,000	459,325	1,369,608
	-----------------------	-----------------------	----------------------------
Loss from operations before other expense	(433,057)	(477,510)	(1,407,010)

Other expenses – net exchange gain / (loss)	78	15,276	(95,226)
Bad debt written off	-	-	(3,585)
Patents written off	(8,328)	-	(8,328)
Preliminary expenses	-	-	(1,393)
Interest income	16	222	14,332
Interest expense	-	-	(31,962)
	-----------------------	-----------------------	-----------------------------
Net loss	(441,291)	(462,012)	(1,533,172)
Other comprehensive income
Foreign currency translation gain / (loss)	2,600	492	4,144
	------------------------	------------------------	-----------------------------
Comprehensive loss	(438,691)	(461,520)	(1,529,028)
	==============	==============	=================

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)
	==============	==============	=================
Basic and diluted weighted average number of common shares *	150,000,000	150,000,000	148,102,905
	=============	=============	=================

The accompanying notes are an integral part of these consolidated financial statements.

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE PERIOD FROM SEPTEMBER 13, 2007 (INCEPTION) TO DECEMBER 31, 2010
(Stated in US Dollars)

			Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity (deficit)
	Common stock
	Shares	Amount
		US$	US$	US$	US$	US$

Balance at September 13, 2007 (inception)	-	-	-	-	-	-
Issuance of founder shares	147,000,000	147,000	(146,999)	-	-	1
Foreign currency translation adjustment	-	-	-	1,042	-	1,042
Net loss	-	-	-	-	(319,416)	(319,416)
	---------------	----------	--------------	---------------	--------------	---------------
Balance at December 31, 2007	147,000,000	147,000	(146,999)	1,042	(319,416)	(318,373)
Foreign currency translation adjustment	-	-	-	10	-	10
Net loss	-	-	-	-	(310,453)	(310,453)
	---------------	----------	--------------	---------------	--------------	---------------
Balance at December 31, 2008	147,000,000	147,000	(146,999)	1,052	(629,869)	(628,816)

Reverse acquisition	3,000,000	3,000	2,141	-	-	5,141
Foreign currency translation adjustment	-	-	-	492	-	492
Net loss	-	-	-	-	(462,012)	(462,012)
	---------------	-----------	--------------	---------------	--------------	---------------
Balance at December 31, 2009	150,000,000	150,000	(144,858)	1,544	(1,091,881)	(1,085,195)
Foreign currency translation adjustment	-	-	-	2,600	-	2,600
Net loss	-	-	-	-	(441,291)	(441,291)
	---------------	----------	--------------	---------------	--------------	---------------
Balance at December 31, 2010	150,000,000	150,000	(144,858)	4,144	(1,533,172)	(1,523,886)
	=========	=======	========	=========	========	=========

The accompanying notes are an integral part of these consolidated financial statements.

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND FROM SEPTEMBER 13, 2007 (INCEPTION) TO DECEMBER 31, 2010
(Stated in US Dollars)
			For the period from
			September 13, 2007
			(Inception) to
	2010	2009	December 31, 2010
	-----------------	-----------------	----------------------------
Cash flows from operating activities:
Net Loss	$(441,291)	$(462,012)	$(1,533,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,247	1,096	6,544
Amortization	4,020	3,599	16,363
Written off on patents	8,328	-	8,328
(Increase) decrease in assets and liabilities:
Prepaid expenses, deposit	1,256	(8,639)	(7,899)
Other receivables	-	4	-
Accruals	70,416	28,150	157,186
Related party payables	-	490	490
Amounts due to directors and officers	283,435	197,516	470,366
Compensatory option issuances	-	-	560
	----------------	------------------	----------------------------
Net cash generated/(used) in operating activities	(72,589)	(239,796)	(881,234)
Cash flows from investing activities:
Purchase of plant and equipment	(124)	(3,231)	(10,656)
Patents filing costs	(37,994)	(63,840)	(393,782)
	----------------	------------------	----------------------------
Net cash used in investing activities	(38,118)	(67,071)	(404,438)

Cash flows from financing activities:
Amount due to the shareholder	100,670	(210,992)	1,244,255
Sales of common stock	-	-	21,000
	----------------	------------------	----------------------------
Net cash (used in) provided by financing activities	100,670	(210,992)	1,265,255
	----------------	------------------	----------------------------
Net increase/(decrease) in cash and cash equivalents	(10,037)	(517,859)	(20,417)
Effect of exchange rate changes on cash and cash equivalents	2,572	5,625	23,551
Cash and cash equivalents – beginning of year	10,599	522,833	-
	----------------	------------------	----------------------------
Cash and cash equivalents – end of year	$3,134	$10,599	$3,134
	===========	===========	=================
Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$31,962
	===========	===========	================
Income taxes paid	$-	$-	$-
	===========	===========	================

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

As of December 31, 2010, the Company has not generated any revenue and has incurred an accumulated deficit since inception totaling $1,533,172 at December 31, 2010 and its current liabilities exceed its current assets by $1,897,072. These financial statements do not include any adjustments relating to the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern

NOTE 3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company owned its subsidiary soon after its inception and continued to own the equity’s interests through December 31, 2010.  The following table depicts the identity of the subsidiary:

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Stated in US Dollars)

NOTE 3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

		Attributable equity	Registered
Name of subsidiary	Place of Incorporation	interest %	capital

Obio Pharmaceutical (H.K.) Ltd	Hong Kong	100	$1

Beijing Obio Pharmaceutical Co., Ltd	PRC	100	$200,000

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

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Stated in US Dollars)

NOTE 3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

During the reporting years, there was no impairment loss.

(h)

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains bank accounts in the Hong Kong. The subsidiaries of the Company maintain bank accounts in Hong Kong and the PRC.

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

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	2010	2009
Year end HK$ : USD exchange rate	7.7832	7.7551
Average yearly HK$ : USD exchange rate	7.7695	7.7522

	2010	2009
Year end RMB : USD exchange rate	6.5920	6.8372
Average yearly RMB : USD exchange rate	6.7598	6.8409

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

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Stated in US Dollars)

NOTE 3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(l)

Recently implemented standards

These Accounting Standards Updates should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  Alternatively, an entity can elect to adopt these standards on a retrospective basis, but both these standards must be adopted in the same period using the same transition method.  The Company expects to apply this standard on a prospective basis for revenue arrangements entered into or materially modified beginning January 1, 2011.  It is expected the adoption of this Statement will have no material effect on the Company’s Financial Statements.

ASC Update (“ASU”) No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. This update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This ASU codified the consensus reached in EITF Issue No. 09-E “Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash”. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Updated (“ASU”) No. 2010-02, Consolidation (Topics 810) – Accounting and Reporting for Decreases in Ownership of a Subsidiary - A Scope Clarification.  This update provides guidance for non-controlling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

•A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and

•

In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

•

For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•

A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Stated in US Dollars)

NOTE 3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ASC Update (“ASU”) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This update is to remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature.

In addition, the amendments in the ASU requires an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date. All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

ASC Update (“ASU”) No. 2010-10, Consolidation (Topic 810): Amendments for Certain Investment Funds. This update is to defer the effective date of certain amendments to the consolidation requirements of FASB Accounting Standards CodificationTM (Codification) Topic 810, Consolidation, resulting from the issuance of FASB Accounting Standard No. 167, Amendments to FASB Interpretation 46(R). Specifically, the amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity’s interest in an entity:

?

That has all the attributes of an investment company; or

?

For which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies.

The ASU does not defer the disclosure requirements in the Statement 167 amendments to Topic 810. The amendments in this ASU are effective as of the beginning of a reporting entity's first annual period that begins after November 15, 2009, and for interim for interim periods within that first annual reporting period. Early application is not permitted.

ASC Update (“ASU”) No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This update is to codify the consensus reached in EITF Issue No. 09-J, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or services condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Update (“ASU”) No. 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This update amends various SEC paragraphs in the FASB Accounting Standards Codification pursuant to SEC Final Rule, “Technical Amendments to Rules Forms, Schedules and Codification of Financial Reporting Policies”. The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Update (“ASU”) No. 2010-22, Accounting for Various Topics. This update amends various SEC paragraphs in the FASB Accounting Standards Codification based on external comments received and the issuance of Staff Accounting Bulletin (SAB) No. 112 which amends or rescinds portion of certain SAB topics. SAB 112 was issued to bring existing SEC guidance into conformity with ASC 805 “Business Combination” and ASC 810 “Consolidation”. The adoption of this update did not have any material impact on the Company’s financial statements.

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Stated in US Dollars)

NOTE 3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ASC Update (“ASU”) No. 2010-22, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This update reflects the decision reached in EITF Issue No. 10-G. The amendments in this ASU affect any public entity as defined by Topic 805, Business Combinations, that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

NOTE 4  CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Company to concentrations of credit risk, consists of cash and other receivables as of December 31, 2010 and 2009. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of December 31, 2010 and 2009, the Company’s bank deposits were all placed with banks in Hong Kong and the PRC where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

The maximum amount of loss due to credit risk that the Company would incur if the counter parties to the financial instruments failed to perform is represented the carrying amount of each financial asset in the balance sheet.

NOTE 5  PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment is summarized as follows:

	2010	2009
	----------------------	----------------------
Cost

Plant and Machinery	$3,879	$3,893
Furniture, fixture and equipment	1,692	1,636
Office equipment	5,085	5,003
	-----------------------	-----------------------
	10,656	10,532
Accumulated depreciation	(6,582)	(5,310)
	-----------------------	-----------------------

	$4,074	$5,222
	==============	==============

Depreciation expenses included in the general and administrative expenses for the years ended December 31, 2010 and 2009 were $1,247 and $1,096.

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Stated in US Dollars)

NOTE 6  PATENTS, NET

Patents are summarized as follows:

	2010	2009
	----------------------	----------------------
Cost

Patents	$318,644	$288,735
License	66,810	67,053
	-----------------------	-----------------------
	385,454	355,788
Accumulated amortisation	(16,342)	(12,375)
	-----------------------	-----------------------

	$369,112	$343,413
	==============	==============

Amortization included in the general and administrative expenses for the years ended December 31, 2010 and 2009 were $4,020 and $3,599.

NOTE 7  AMOUNTS DUE TO DIRECTORS AND OFFICERS

Amounts due to directors and officers were the amounts due to Mr. Francis Chi, Director, Dr. Bill Piu Chan, Director and Chief Executive Officer, Mr. Kin Chung Cheng, Director and Chief Financial Officer and Dr. Jess Gilbert Thoene, Director and Chief Technical Officer and was unsecured, interest free and repayable upon completion of any fund raising exercise of Obio HK or ATI. The balances due to directors and officers are $506,174 and $222,738 as of December 31, 2010 and 2009 respectively.

NOTE 8  AMOUNT DUE TO THE SHAREHOLDER

Amount due to the shareholder was unsecured, interest free and does not have a fixed repayment date.

NOTE 9  INCOME TAXES

United States Tax

The Company is subject to the United States of America tax jurisdiction. No provision for income taxes in the United States or elsewhere has been made as the Company had no taxable income for the years ended December 31, 2010 and 2009. The statutory tax rate for each of the years ended December 31, 2010 and 2009 is in a range from 15% to 35%.

Hong Kong Tax

Obio HK is subject to the Hong Kong profits tax rate of 16.5%. No provision for income taxes in the Hong Kong or elsewhere has been made as Obio HK had no taxable income for the years ended December 31, 2010 and 2009.

PRC Tax

Beijing Obio is registered and operated in Beijing, the PRC, subject to a 25% enterprise income tax (“EIT”). No provision for income taxes in the PRC or elsewhere has been made as Beijing Obio had no taxable income for years ended December 31, 2010 and 2009.

The Company did not have any interest and penalty recognized in the income statements for the year ended December 31, 2010 and 2009 or balance sheet as of December 31, 2010 and 2009. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company’s 2007, 2008, 2009 and 2010 U.S. Corporation Income Tax Return are subject to U.S. Internal Revenue Service examination, the Company’s 2003/4, 2004/5, 2005/6, 2006/7, 2007/8, 2008/9, 2009/2010,

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Stated in US Dollars)

NOTE 9  INCOME TAXES (Continued)

2010/2011 Hong Kong Corporations Profits Tax Return filing are subject to Hong Kong Inland Revenue Department examination, and the Company’s 2005, 2006, 2007, 2008, 2009, 2010 EIT Return filing are subject to PRC State Administration of Taxation examination.

(a)

A reconciliation between the income tax computed at the Hong Kong profits tax rate and the Group’s provision for income tax is as follows:

	2010	2009

Hong Kong profits tax	16.5%	16.5%
Valuation allowances	(16.5%)	(16.5%)

Provision for income tax	-	-

(b)

No deferred tax has been provided as there are no material temporary differences arising during the years ended December 31, 2010 and 2009.

NOTE 10  RELATED PARTY TRANSACTIONS

In the normal course of its business, the group carried out the following related party transactions during the years 2010 and 2009.

	2010	2009

Accounting services fee paid to a related party (a)	$-	$4,644

Company secretarial fee paid to related parties (b)	$1,542	$1,955

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

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

NOTE 13 SUBSEQUENT EVENTS

In preparing these financial statements, the Company evaluated the events and transactions that occurred from January 1,

2011 through March 28, 2011, the date these financial statements were issued. The Company has made the required additional disclosures in reporting periods in which subsequent events occur.