Form 10-Q
period 2011-03-31
ANTIVIRAL TECHNOLOGIES, INC.
filed 2011-05-16
CIK 1445226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

[   ] Yes   [ X ] No

As of March 31, 2011 the Issuer had 150,000,000 shares of common stock issued and outstanding.

i

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	1
	Consolidated Balance Sheet as of March 31, 2011 and December 31, 2010	2
	Consolidated Statements of Operation and Comprehensive Loss for the three Months ended March 31, 2011 and 2010 and from September 13, 2007 (Inception) to March 31, 2011	3
	Consolidated Statement of Stockholders' Equity and Accumulated Other Comprehensive Income for the period from September 13, 2007 (Inception) to March, 31 2011	4
	Consolidated Statements of Cash Flows for the three months period ended March 31, 2011 and 2010 and from September 13, 2007 (Inception) to March 31, 2011	5
	Notes to Consolidated Financial Statements	6-13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	15

Item 4.	Controls and Procedures	15-16

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	17

Item 1A	Risk Factors	17

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3	Defaults Upon Senior Securities	17

Item 4	(Removed and Reserved)	17

Item 5	Other Matters	17

Item 6.	Exhibits	17

SIGNATURES		18

ii

PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

The consolidated financial statements of Antiviral Technologies, Inc., (the "Company"), a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company for the fiscal year ended December 31, 2010, as included in the Company's annual report on Form 10-K previously filed with the SEC.

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010
(UNAUDITED) (Stated in US Dollars)

		March 31, 2011	December 31, 2010
	Notes	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents		$2,795	$3,134
Prepayments, deposit and other receivables		6,789	7,899
		---------------------	---------------------
Total current assets		9,584	11,033

Non-Current Assets
Property, plant and equipments, net	5	3,774	4,074
Patents, net	6	373,324	369,112
		---------------------	---------------------
Total non-current assets		377,098	373,186
		---------------------	---------------------
Total Assets		$386,682	$384,219
		=============	=============

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current liabilities:
Accruals and other payables		$160,002	$157,676
Amounts due to directors and officers	7	579,002	506,174
Amount due to the shareholder	8	1,266,903	1,244,256
		---------------------	---------------------
Total Liabilities		$2,005,907	$1,908,105
		---------------------	---------------------

Stockholders' equity/(deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
no share issued and outstanding		-	-
Common stock, $0.001 par value; 150,000,000 shares authorized;
150,000,000 shares issued and outstanding		$150,000	$150,000
Additional paid-in-capital		(144,858)	(144,858)
Accumulated other comprehensive income		4,593	4,144
Deficit accumulated during the development stage		(1,628,960)	(1,533,172)
		---------------------	---------------------
Total stockholders' equity/(deficit)		(1,619,225)	(1,523,886)
		---------------------	---------------------
Total Liabilities and Shareholders' equity		$386,682	$384,219
		============	============

The accompanying notes are an integral part of these consolidated financial statements

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 AND FROM SEPTEMBER 13, 2007 (INCEPTION) TO MARCH 31, 2011
(UNAUDITED) (Stated in US Dollars)

	Three month periods ended March 31		For the period from September 13, 2007
	-------------------------------------		(Inception) to
	2011	2010	March 31, 2011
	---------------	---------------	------------------------
Revenue	$-	$-	$-
	---------------	---------------	------------------------

Operating Expenses:
Selling and distribution costs	1,681	1,048	39,083
General and administrative expenses	94,112	107,695	1,463,720
	---------------	---------------	------------------------
Loss from operations before other expense	(95,793)	(108,413)	(1,502,803)

Other expenses – net exchange gain / (loss)	2	68	(95,224)
Patents written off	-	-	(8,328)
Bad debt written off	-	-	(3,585)
Preliminary expenses	-	-	(1,393)
Interest income	3	6	14,335
Interest expense	-	-	(31,962)
	---------------	---------------	------------------------
Net loss	(95,788)	(108,669)	(1,628,960)
Other comprehensive income
Foreign currency translation gain / (loss)	449	1,301	4,593
	---------------	---------------	------------------------
Comprehensive loss	(95,339)	(107,368)	(1,624,367)
	=========	=========	==============

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)
	=========	=========	==============
Basic and diluted weighted average number of common shares *	150,000,000	150,000,000	148,234,749
	=========	=========	==============

The accompanying notes are an integral part of these consolidated financial statements.

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE PERIOD FROM SEPTEMBER 13, 2007 (INCEPTION) TO 31 MARCH, 2011
(UNAUDITED) (Stated in US Dollars)

			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	income	deficit	equity (deficit)
		US$	US$	US$	US$	US$

Balance at September 13, 2007 (inception)	-	-	-	-	-	-
Issuance of founder shares	147,000,000	147,000	(146,999)	-	-	1
Foreign currency translation adjustment	-	-	-	1,042	-	1,042
Net loss	-	-	-	-	(319,416)	(319,416)
	---------------	-----------	-------------	---------------	--------------	---------------
Balance at December 31, 2007	147,000,000	147,000	(146,999)	1,042	(319,416)	(318,373)
Foreign currency translation adjustment	-	-	-	10	-	10
Net loss	-	-	-	-	(310,453)	(310,453)
	---------------	-----------	-------------	---------------	--------------	---------------
Balance at December 31, 2008	147,000,000	147,000	(146,999)	1,052	(629,869)	(628,816)
Reverse acquisition	3,000,000	3,000	2,141	-	-	5,141
Foreign currency translation adjustment	-	-	-	492	-	492
Net loss	-	-	-	-	(462,012)	(462,012)
	---------------	-----------	-------------	---------------	--------------	---------------
Balance at December 31, 2009	150,000,000	150,000	(144,858)	1,544	(1,091,881)	(1,085,195)
Foreign currency translation adjustment	-	-	-	2,600	-	2,600
Net loss	-	-	-	-	(441,291)	(441,291)
	---------------	-----------	-------------	---------------	--------------	---------------
Balance at December 31, 2010	150,000,000	150,000	(144,858)	4,144	(1,533,172)	(1,523,886)
Foreign currency translation adjustment	-	-	-	449	-	449
Net loss	-	-	-	-	(95,788)	(95,788)
	---------------	-----------	-------------	---------------	--------------	---------------
Balance at March 31, 2011	150,000,000	150,000	(144,858)	4,593	(1,628,960)	(1,619,225)
	=========	=======	========	=========	========	=========

The accompanying notes are an integral part of these consolidated financial statements.

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 AND FROM SEPTEMBER 13, 2007 (INCEPTION) TO MARCH 31, 2011
(Stated in US Dollars)
	Three month periods ended		For the period from
	March 31		September 13, 2007
	------------------------------------		(Inception) to
	2011	2010	March 31, 2011
	-----------------	-----------------	----------------------------
Cash flows from operating activities:
Net Loss	$(95,788)	$(108,669)	$(1,628,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	317	310	6,862
Amortization	1,208	912	17,571
Written off on patents	-	-	8,328
(Increase) decrease in assets and liabilities:
Prepaid expenses, deposit	1,109	1,219	(6,789)
Other receivables	-	-	-
Accruals	2,327	10,268	159,512
Related party payables	-	-	490
Amounts due to directors and officers	56,848	62,682	527,214
Compensatory option issuances	-	-	560
	----------------	------------------	----------------------------
Net cash generated/(used) in operating activities	(33,979)	(33,278)	(915,212)
Cash flows from investing activities:
Purchase of plant and equipment	(24)	7	(10,680)
Patents filing costs	(5,408)	(5,451)	(399,189)
	----------------	----------------	----------------------------
Net cash used in investing activities	(5,432)	(5,444)	(409,869)

Cash flows from financing activities:
Amount due to the shareholder	22,648	34,389	1,266,903
Director’s advancement	15,980	-	51,788
Sales of common stock	-	-	21,000
	----------------	----------------	----------------------------
Net cash (used in) provided by financing activities	38,628	34,389	1,339,691
	----------------	----------------	----------------------------
Net increase/(decrease) in cash and cash equivalents	(783)	(4,333)	14,610
Effect of exchange rate changes on cash and cash equivalents	445	1,280	(11,815)
Cash and cash equivalents – beginning of year	3,134	10,599	-
	----------------	----------------	----------------------------
Cash and cash equivalents – end of year	$2,796	$7,546	$2,795
	===========	===========	=================
Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$31,962
	===========	===========	================
Income taxes paid	$-	$-	$-
	===========	===========	================

The accompanying notes are an integral part of these consolidated financial statements.

*

In 2009, the issuance of Common Stock for the acquisition of Obio (H.K.) of $147,000 by issuance of 147 million shares is not included in the Consolidated Cash Flow Statements due to non-cash in nature.

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011   (UNAUDITED)

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

As of March 31, 2011, the Company has not generated any revenue and has incurred an accumulated deficit since inception totaling $1,628,960 at March 31, 2011 and its current liabilities exceed its current assets by $1,996,323. These financial statements do not include any adjustments relating to the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

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

The Company owned its subsidiary soon after its inception and continued to own the equity’s interests through March 31, 2011.  The following table depicts the identity of the subsidiary:

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011   (UNAUDITED)

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

FOR THE THREE MONTHS ENDED MARCH 31, 2011   (UNAUDITED)

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

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	March 31, 2011	December 31, 2010	March 31, 2010
Twelve months ended HKD : USD exchange rate		7.7832
Three months ended HKD : USD exchange rate	7.78870		7.7647
Average three months ended HKD : USD exchange rate	7.78785		7.7639

	March 31, 2011	December 31, 2010	March 31, 2010
Twelve months ended RMB : USD exchange rate		6.5920
Three months ended RMB : USD exchange rate	6.5701		6.8361
Average three months ended RMB : USD exchange rate	6.5894		6.83603

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

FOR THE THREE MONTHS ENDED MARCH 31, 2011   (UNAUDITED)

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

FOR THE THREE MONTHS ENDED MARCH 31, 2011   (UNAUDITED)

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

FOR THE THREE MONTHS ENDED MARCH 31, 2011   (UNAUDITED)

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

NOTE 4  CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Company to concentrations of credit risk, consists of cash and other receivables as of March 31, 2011 and 2010. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of March 31, 2011 and 2010, the Company’s bank deposits were all placed with banks in Hong Kong and the PRC where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

The maximum amount of loss due to credit risk that the Company would incur if the counter parties to the financial instruments failed to perform is represented the carrying amount of each financial asset in the balance sheet.

NOTE 5  PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment is summarized as follows:

	As of March 31, 2011	As of December 31, 2010
	--------------------------	-------------------------------
Cost

Plant and Machinery	$3,876	$3,879
Furniture, fixture and equipment	1,703	1,692
Office equipment	5,101	5,085
	-----------------------	-----------------------
	10,680	10,656
Accumulated depreciation	(6,906)	(6,582)
	-----------------------	-----------------------

	$3,774	$4,074
	==============	==============

Depreciation expenses included in the general and administrative expenses for the three months ended March 31, 2011 and for the year ended December 31, 2010 were $317 and $1,247.

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011   (UNAUDITED)

(Stated in US Dollars)

NOTE 6  PATENTS, NET

Patents are summarized as follows:

	As of March 31, 2011	As of December 31, 2010
	---------------------------	-------------------------------
Cost

Patents	$324,098	$318,644
License	66,764	66,810
	-----------------------	-----------------------
	390,862	385,454
Accumulated amortisation	(17,538)	(16,342)
	-----------------------	-----------------------

	$373,324	$369,112
	==============	==============

Amortization included in the general and administrative expenses for the three months ended March 31, 2011 and for the year ended December 31, 2010 were $1,208 and $4,020.

NOTE 7  AMOUNTS DUE TO DIRECTORS AND OFFICERS

Amounts due to directors and officers were the amount due to Mr. Francis Chi, director, Dr. Bill Piu Chan, Director and Chief Executive Officer, Mr. Kin Chung Cheng, Director and Chief Financial Officer and Dr. Jess Gilbert Thoene, Director and Chief Technical Officer and was unsecured, interest free and repayable upon completion of any fund raising exercise of Obio HK or ATI. The balances due to directors and officers are $579,002 and $506,174 as of March 31, 2011 and December 31, 2010 respectively.

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

NOTE 10  RELATED PARTY TRANSACTIONS

In the normal course of its business, the group carried out the following related party transactions during the three months ended March 31, 2011 and 2010.

	For the three months ended
	2011	2010

Company secretarial fee paid to related parties (a)	$498	$500

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011   (UNAUDITED)

(Stated in US Dollars)

(a)

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

NOTE 13 SUBSEQUENT EVENTS

In preparing these financial statements, the Company evaluated the events and transactions that occurred from April 1,

2011 through May 14, 2011, the date these financial statements were issued. The Company has made the required additional disclosures in reporting periods in which subsequent events occur.

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

Liquidity and Capital Resources

As of March 31, 2011, we had current assets of $9,584 consisting of cash and cash equivalents of $2,795 as well as deposits and prepayments of $6,789.  As of March 31, 2011, our total assets were $386,682, consisting primarily of the net value of patents of $373,324.

As of March 31, 2011, our current liabilities were $2,005,907, consisting primarily of amounts due to our holding company in the amount of $1,266,903, which are unsecured, interest free and repayable upon demand.

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

Going Concern Consideration

The Company is a development stage company. The Company incurred a net loss of $95,788 for the three months ended March 31, 2011 and has accumulated net loss of $1,628,960 as at March 31, 2011. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. Failure to secure such financing and to raise additional equity capital may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:  May 15, 2011.

By:

/s/  Kin Chung Cheng

-------------------------------------------------------

Kin Chung CHENG, Chief Financial Officer

Date:  May 15, 2011.