Form 10-Q
period 2011-06-30
ANTIVIRAL TECHNOLOGIES, INC.
filed 2011-08-15
CIK 1445226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

[   ] Yes   [ X ] No

As of June 30, 2011 the Issuer had 150,000,000 shares of common stock issued and outstanding.

INDEX

i

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (unaudited)	1
	Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Six Months ended June 30, 2011 and 2010 and from September 13, 2007 (Inception) to June 30, 2011 (unaudited)	2
	Consolidated Statements of Stockholders' Equity and Accumulated Other Comprehensive Income for the period September 13, 2007 (Inception) to June 30, 2011 (unaudited)	3
	Consolidated Statements of Cash Flows for the Six Months ended June 30, 2011 and 2010 and from September 13, 2007 (Inception) to June 30, 2011 (unaudited)	4
	Notes to Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	13

Item 4.	Controls and Procedures	13

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	14

Item 1A	Risk Factors	14

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3	Defaults Upon Senior Securities	14

Item 4	(Removed and Reserved)	14

Item 5	Other Matters	14

Item 6.	Exhibits	14

SIGNATURES		15

ii

PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010
Currency stated in United States Dollars

		June 30, 2011	December 31, 2010
	Notes	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents		$7,271	$3,134
Prepayments, deposit and other receivables		1,535	7,899
Total current assets		8,806	11,033

Non-Current Assets
Property, plant and equipment, net	6	3,492	4,074
Patents, net	7	384,887	369,112
Total non-current assets		388,379	373,186

Total Assets		$397,185	$384,219

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accruals and other payables		$147,441	$157,676
Amounts due to directors and officers	8	649,771	506,174
Amount due to the shareholder	9	1,309,130	1,244,255
Total Liabilities		$2,106,342	$1,908,105

Stockholders' deficit:
Preferred stock, par value $0.001, 20,000,000 shares authorized, no share issued as of June 30, 2011 and December 31, 2010		-	-
Common stock, $0.001 par value; 150,000,000 shares authorized; 150,000,000 shares issued and outstanding as of June 30, 2011 and December 31, 2010.		$150,000	$150,000
Additional paid-in-capital		(144,858)	(144,858)
Accumulated other comprehensive income		2,328	4,144
Deficit accumulated during the development stage		(1,716,627)	(1,533,172)

Total stockholders' equity/(deficit)		(1,709,157)	(1,523,886)

Total Liabilities and Shareholders' equity		$397,185	$384,219

 The accompanying notes are an integral part of these consolidated financial statements

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
AND FROM SEPTEMBER 13, 2007 (INCEPTION) TO JUNE 30, 2011
Unaudited, currency stated in United States Dollars

					For the period
	Three Months ended		Six Months ended		September 13, 2007
	June 30,		June 30,		(Inception to)
	2011	2010	2011	2010	June 30, 2011

Revenue	$-	$-	$-	$-	$-

Operating Expenses:
Selling and distribution costs	3	-	1,684	1,048	39,086
General and administrative expenses	87,667	96,910	181,779	204,605	1,551,387

Loss from operations before other expense	(87,670)	(96,910)	(183,463)	(205,653)	(1,590,473)

Other expenses	-	(1)	2	67	(95,224)
Write off of patents	-	-	-	-	(8,328)
Write off of bad debt	-	-	-	-	(3,585)
Preliminary expenses	-	-	-	-	(1,393)
Interest income	3	5	6	11	14,338
Interest expense	-	-	-	-	(31,962)

Net loss	(87,667)	(96,906)	(183,455)	(205,575)	(1,716,627)

Other comprehensive income
Foreign currency translation gain / (loss)	(2,265)	2,864	(1,816)	4,165	2,328

Comprehensive loss	$(89,932)	$(94,042)	$(185,271)	$(201,410)	$(1,714,299)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and diluted weighted average number of common shares	150,000,000	150,000,000	150,000,000	150,000,000	148,350,649

The accompanying notes are an integral part of these consolidated financial statements.

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE PERIOD FROM SEPTEMBER 13, 2007 (INCEPTION) TO JUNE 30, 2011
Unaudited, currency stated in United States Dollars, except for number of shares

			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	income	deficit	equity (deficit)

Balance at September 13, 2007 (inception)	-	$-	$-	$-	$-	$-
Issuance of founder shares	147,000,000	147,000	(146,999)	-	-	1
Foreign currency translation adjustment	-	-	-	1,042	-	1,042
Net loss	-	-	-	-	(319,416)	(319,416)

Balance at December 31, 2007	147,000,000	147,000	(146,999)	1,042	(319,416)	(318,373)
Foreign currency translation adjustment	-	-	-	10	-	10
Net loss	-	-	-	-	(310,453)	(310,453)

Balance at December 31, 2008	147,000,000	147,000	(146,999)	1,052	(629,869)	(628,816)
Reverse acquisition	3,000,000	3,000	2,141	-	-	5,141
Foreign currency translation adjustment	-	-	-	492	-	492
Net loss	-	-	-	-	(462,012)	(462,012)

Balance at December 31, 2009	150,000,000	150,000	(144,858)	1,544	(1,091,881)	(1,085,195)
Foreign currency translation adjustment	-	-	-	2,600	-	2,600
Net loss	-	-	-	-	(441,291)	(441,291)

Balance at December 31, 2010	150,000,000	150,000	(144,858)	4,144	(1,533,172)	(1,523,886)
Foreign currency translation adjustment	-	-	-	(1,816)	-	(1,816)
Net loss	-	-	-	-	(183,455)	(183,455)

Balance at June 30, 2011	150,000,000	$150,000	$(144,858)	$2,328	$(1,716,627)	$(1,709,157)

The accompanying notes are an integral part of these consolidated financial statements.

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
AND FROM SEPTEMBER 13, 2007 (INCEPTION) TO JUNE 30, 2011
Unaudited, currency stated in United States Dollars

			For the period
	Six Months ended		September 30, 2007
	June 30, 2011		(Inception) to
	2011	2010	June 30, 2011

Cash flows from operating activities:
Net Loss	$(183,455)	$(205,575)	$(1,716,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	637	620	7,181
Amortization	2,367	1,822	18,730
Written off on patents	-	-	8,328
Change in assets and liabilities:
Prepaid expenses, deposits	6,364	160	(1,535)
Other receivables	-	-	-
Accruals	(10,235)	17,879	146,951
Related party payables	-	-	490
Amounts due to directors and officers	112,365	141,203	582,754
Compensatory option issuances	-	-	560
Net cash generated/(used) in operating activities	(71,957)	(43,891)	(953,168)

Cash flows from investing activities:
Purchase of plant and equipment	(89)	6	(10,745)
Patents filing costs	(18,141)	(14,338)	(411,923)
Net cash used in investing activities	(18,230)	(14,332)	(422,668)

Cash flows from financing activities:
Amount due to the stockholder	64,874	46,110	1,309,130
Director’s advancement	31,232	-	67,017
Sales of common stock	-	-	21,000
Net cash (used in) provided by financing activities	96,106	46,110	1,397,147

Effect of exchange rate changes on cash and cash equivalents	(1,782)	4,102	(14,040)

Net increase/(decrease) in cash and cash equivalents	4,137	(8,011)	7,271

Cash and cash equivalents – beginning of period	3,134	10,599	-

Cash and cash equivalents – end of period	$7,271	$2,588	$7,271

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$31,962
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011   (UNAUDITED)

(Stated in US Dollars)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements of Antiviral Technologies, Inc. at June 30, 2011 and 2010 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2010. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended June 30, 2011 and 2010 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2010 balance sheet has been derived from the Company’s audited financial statements included in its annual report on Form 10-K for the year ended December 31, 2010.

NOTE 2.  ORGANIZATION AND PRINCIPAL ACTIVITY

Antiviral Technologies, Inc. (“the Company”) was incorporated in the state of Nevada on September 13, 2007, as Table Mesa Acquisitions, Inc., and on October 13, 2009, changed its name to Antiviral Technologies, Inc.  On October 14, 2009, the Company acquired Obio Pharmaceutical (H.K.) Ltd (“Obio HK”), and its wholly-owned subsidiary, Beijing Obio Pharmaceutical Co., Ltd (“Beijing Obio”) in a share exchange transaction (the “Share Exchange”). This transaction was accounted for as a “reverse merger” with Obio HK deemed to be the accounting acquirer and the Company as the legal acquirer.  Consequently, the assets and liabilities and the historical operations that are reflected in the financial statements for periods prior to the Share Exchange are those of Obio HK, recorded at its historical cost basis. After completion of the Share Exchange, the Company’s consolidated financial statements include the assets and liabilities of the Company and Obio HK, the historical operations of Obio HK and the operations of the Company and its subsidiaries from the closing date of the Share Exchange.

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

NOTE 3  CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Company to concentrations of credit risk, consists of cash and other receivables as of June 30, 2011 and 2010. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of June 30, 2011 and 2010, the Company’s bank deposits were all placed with banks in Hong Kong and the PRC where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

The maximum amount of loss due to credit risk that the Company would incur if the counter parties to the financial instruments failed to perform is represented the carrying amount of each financial asset in the balance sheet.

NOTE 4  UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

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

As of June 30, 2011, the Company has not generated any revenue and has incurred an accumulated deficit since inception totaling $1,716,627 at June 30, 2011 and its current liabilities exceed its current assets by $2,097,536. These financial statements do not include any adjustments relating to the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

NOTE 5  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Principles of consolidation

The consolidated financial statements are presented in US Dollars and include the accounts of the Company and its subsidiary.  All significant inter-company balances and transactions are eliminated in consolidation.

The Company owned its subsidiary soon after its inception and continued to own the equity’s interests through June 30, 2011.  The following table depicts the identity of the subsidiary:

		Attributable equity	Registered
Name of subsidiary	Place of Incorporation	interest %	capital

Obio Pharmaceutical (H.K.) Ltd	Hong Kong	100	$1

Beijing Obio Pharmaceutical Co., Ltd	PRC	100	$200,000

(b)

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

(c)

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

(e)

Patents

Patents that are acquired by the Company and/or self-invented are stated as cost less accumulated amortization. Amortization is provided over the respective useful lives, using the straight-line method.  Estimated useful lives of the patents are 20 years from the date the patent is filed.

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

(h)

Income taxes

The Company accounts for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”).  We have determined an estimated annual effective tax rate.  The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate.  As of June 30, 2011, the estimated effective tax rate for the year will be zero.

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

(i)

Foreign currency translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Hong Kong Dollar (HK$) and Renminbi (RMB). The consolidated financial statements are translated into United States dollars from RMB at period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30, 2011	December 31, 2010	June 30, 2010
Twelve months ended HKD : USD exchange rate		7.7832
Six months ended HKD : USD exchange rate	7.78350		7.7847
Average six months ended HKD : USD exchange rate	7.78297		7.77168

	June 30, 2011	December 31, 2010	June 30, 2010
Twelve months ended RMB : USD exchange rate		6.5920
Six months ended RMB : USD exchange rate	6.4640		6.8086
Average six months ended RMB : USD exchange rate	6.54818		6.83474

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

(j)

Per Share Information

Earnings per share are based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect, if any, for common stock equivalents, including stock options, restricted stock, and other stock-based compensation. Earnings per common share are computed in accordance with ASC Topic 260, Earnings Per Share, which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive securities outstanding during the year.  We had a net loss for the six-month periods ended June 30, 2011 and 2010, and accordingly, any outstanding equivalents would be anti-dilutive.

(k)

Recently Accounting Pronouncements

We have reviewed all recently issued, but no yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements may be expected to cause a material impact on our financial condition or the results of operations.

NOTE 6  PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment is summarized as follows:

	As of June 30, 2011	As of December 31, 2010
	--------------------------	-------------------------------
Cost

Plant and Machinery	$3,879	$3,879
Furniture, fixture and equipment	1,726	1,692
Office equipment	5,141	5,085
	-----------------------	-----------------------
	10,746	10,656
Accumulated depreciation	(7,254)	(6,582)
	-----------------------	-----------------------

	$3,492	$4,074
	==============	==============

Depreciation expenses included in the general and administrative expenses for the six months ended June 30, 2011 and for the year ended December 31, 2010 were $637 and $1,247.

NOTE 7  PATENTS, NET

Patents are summarized as follows:

	As of June 30, 2011	As of December 31, 2010
	---------------------------	-------------------------------
Cost

Patents	$336,787	$318,644
License	66,808	66,810
	-----------------------	-----------------------
	403,595	385,454
Accumulated amortization	(18,708)	(16,342)
	-----------------------	-----------------------

$384,887	$369,112
==============	==============

Amortization included in the general and administrative expenses for the six months ended June 30, 2011 and for the year ended December 31, 2010 were $2,367 and $4,020.

NOTE 8  AMOUNTS DUE TO DIRECTORS AND OFFICERS

Amounts due to directors and officers were the amount due to Mr. Francis Chi, Director, Dr. Bill Piu Chan, Director and Chief Executive Officer, Mr. Kin Chung Cheng, Director and Chief Financial Officer and Dr. Jess Gilbert Thoene, Director and Chief Technical Officer and was unsecured, interest free and repayable upon completion of any fund raising exercise of Obio HK or ATI. The balances due to directors and officers are $649,771 and $506,174 as of June 30, 2011 and December 31, 2010 respectively.

NOTE 9  AMOUNT DUE TO THE STOCKHOLDER

Amount due to the stockholder was unsecured, interest free and does not have a fixed repayment date.

NOTE 10  COMMON STOCK

As a result of the share exchange transaction on October 14, 2009, which is being accounted for as a “reverse merger,” the Group’s capital structure has changed. Following completion of the share exchange transaction, the Company has a total of 150,000,000 shares of $0.001 par value common stock issued and outstanding.  Common stock recorded was $150,000 with additional paid-in capital of ($144,858).

NOTE 11  RELATED PARTY TRANSACTIONS

In the normal course of its business, the group carried out the following related party transactions during the six months ended June 30, 2011 and 2010.

	For the six months ended
	June 30, 2011	June 30, 2010

Company secretarial fee paid to related parties (a)	$498	$500

(a)

The company secretarial fee was paid to related companies controlled by Chan Kin Man, Eddie, a director of the stockholder.

NOTE 12  FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC Topic 820, “Fair Value Measurements and Disclosures” ("ASC 820"), provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. ASC 820 defines the hierarchy as follows:

Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as equities listed on the New York Stock Exchange.

Level 2 - Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reported date. The types of assets and liabilities in Level 2 are typically either comparable to actively traded securities or contracts or priced with models using highly observable inputs.

Level 3 - Significant inputs to pricing that are unobservable as of the reporting date. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as complex and subjective models and forecasts used to determine the fair value of financial transmission rights.

The Company’s financial instruments consist of cash and cash equivalents, payables, and amounts due to officers, directors and stockholder. The carrying values of cash and cash equivalents, payables, and amounts due to officers, directors and stockholder approximate their fair value due to their short maturities.

NOTE 13  SEGMENT INFORMATION

The Company is principally engaged in business of human pharmaceutical research and development.  No significant revenues are derived during the reporting periods. Accordingly, no analysis of the Company’s sales and assets by geographical market is presented.

NOTE 14 SUBSEQUENT EVENTS

In preparing these financial statements, the Company evaluated the events and transactions that occurred from July 1, 2011, through August 15, 2011, the date these financial statements were issued. The Company has made the required additional disclosures in reporting periods in which subsequent events occur.

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

Liquidity and Capital Resources

As of June 30, 2011, we had current assets of $8,806 consisting of cash and cash equivalents of $7,271 as well as deposits and prepayments of $1,535.  As of June 30, 2011, our total assets were $397,185, consisting primarily of the net value of patents of $384,887.

As of June 30, 2011, our current liabilities were $2,106,342, consisting primarily of amounts due to our holding company in the amount of $1,309,130, which are unsecured, interest free and repayable upon demand.

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

Going Concern Consideration

The Company is a development stage company. The Company incurred a net loss of $183,455 for the six months ended June 30, 2011 and has accumulated net loss of $1,716,627 as at June 30, 2011. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. Failure to secure such financing and to raise additional equity capital may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	101. SCH XBRL Schema Document.*
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document.*
101	LAB XBRL Taxonomy Extension Label Linkbase Document*

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document*
101	DEF XBRL Taxonomy Extension Definition Linkbase Document*

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTIVIRAL TECHNOLOGIES, INC.

By:

/s/  Bill Piu CHAN

--------------------------------------------------

Bill Piu CHAN, Chief Executive Officer

Date:  August 15, 2011.

By:

/s/  Kin Chung CHENG

-------------------------------------------------------

Kin Chung CHENG, Chief Financial Officer

Date:  August 15, 2011.