Form 10-Q
period 2011-09-30
ANTIVIRAL TECHNOLOGIES, INC.
filed 2011-11-15
CIK 1445226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

[   ] Yes   [ X ] No

As of September 30, 2011 the Issuer had 150,000,000 shares of common stock issued and outstanding.

i

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 (unaudited)	1
	Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Nine Months ended September 30, 2011 and 2010 and from September 13, 2007 (Inception) to September 30, 2011 (unaudited)	2
	Consolidated Statements of Stockholders' Equity and Accumulated Other Comprehensive Income for the period September 13, 2007 (Inception) to September 30, 2011 (unaudited)	3
	Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2011 and 2010 and from September 13, 2007 (Inception) to September 30, 2011 (unaudited)	4
	Notes to Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	13

Item 4.	Controls and Procedures	13

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	14

Item 1A	Risk Factors	14

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3	Defaults Upon Senior Securities	14

Item 4	(Removed and Reserved)	14

Item 5	Other Matters	14

Item 6.	Exhibits	14

SIGNATURES		15

ii

PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
Currency stated in United States Dollars

		September 30, 2011	December 31, 2010
	Notes	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents		$1,114	$3,134
Prepayments, deposit and other receivables		941	7,899
Total current assets		2,055	11,033

Non-Current Assets
Property, plant and equipment, net	6	3,198	4,074
Patents, net	7	391,414	369,112
Total non-current assets		394,612	373,186

Total Assets		$396,667	$384,219

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accruals and other payables		$162,629	$157,676
Amounts due to directors and officers	8	713,228	506,174
Amount due to the shareholder	9	1,319,610	1,244,255
Total Liabilities		$2,195,467	$1,908,105

Stockholders' deficit:
Preferred stock, par value $0.001, 20,000,000 shares authorized, no share issued as of September 30, 2011 and December 31, 2010		-	-
Common stock, $0.001 par value; 150,000,000 shares authorized; 150,000,000 shares issued and outstanding as of September 30, 2011 and December 31, 2010.		$150,000	$150,000
Additional paid-in-capital		(144,858)	(144,858)
Accumulated other comprehensive income		3,040	4,144
Deficit accumulated during the development stage		(1,806,982)	(1,533,172)

Total stockholders' equity/(deficit)		(1,798,800)	(1,523,886)

Total Liabilities and Shareholders' equity		$396,667	$384,219

 The accompanying notes are an integral part of these consolidated financial statements

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
AND FROM SEPTEMBER 13, 2007 (INCEPTION) TO SEPTEMBER 30, 2011
Unaudited, currency stated in United States Dollars

					For the period
	Three Months ended		Nine Months ended		September 13, 2007
	September 30,		September 30,		(Inception to)
	2011	2010	2011	2010	September 30, 2011

Revenue	$-	$-	$-	$-	$-

Operating Expenses:
Selling and distribution costs	2	3	1,686	1,051	39,088
General and administrative expenses	90,354	113,008	272,133	317,613	1,650,068

Loss from operations before other expense	(90,356)	(113,011)	(273,819)	(318,664)	(1,689,156)

Other expenses	-	(11)	2	78	(95,224)
Write off of bad debt	-	-	-	-	(3,585)
Preliminary expenses	-	-	-	-	(1,393)
Interest income	1	2	7	13	14,338
Interest expense	-	-	-	-	(31,962)

Net loss	(90,355)	(113,020)	(273,810)	(318,573)	(1,806,982)

Other comprehensive income
Foreign currency translation gain / (loss)	712	(5,174)	(1,104)	(1,009)	3,040

Comprehensive loss	$(89,643)	$(118,194)	$(274,914)	$(319,582)	$(1,803,942)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and diluted weighted average number of common shares	150,000,000	150,000,000	150,000,000	150,000,000	148,453,315

The accompanying notes are an integral part of these consolidated financial statements.

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE PERIOD FROM SEPTEMBER 13, 2007 (INCEPTION) TO SEPTEMBER 30, 2011
Unaudited, currency stated in United States Dollars, except for number of shares

			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	income	deficit	equity (deficit)

Balance at September 13, 2007 (inception)	-	$-	$-	$-	$-	$-
Issuance of founder shares	147,000,000	147,000	(146,999)	-	-	1
Foreign currency translation adjustment	-	-	-	1,042	-	1,042
Net loss	-	-	-	-	(319,416)	(319,416)

Balance at December 31, 2007	147,000,000	147,000	(146,999)	1,042	(319,416)	(318,373)
Foreign currency translation adjustment	-	-	-	10	-	10
Net loss	-	-	-	-	(310,453)	(310,453)

Balance at December 31, 2008	147,000,000	147,000	(146,999)	1,052	(629,869)	(628,816)
Reverse acquisition	3,000,000	3,000	2,141	-	-	5,141
Foreign currency translation adjustment	-	-	-	492	-	492
Net loss	-	-	-	-	(462,012)	(462,012)

Balance at December 31, 2009	150,000,000	150,000	(144,858)	1,544	(1,091,881)	(1,085,195)
Foreign currency translation adjustment	-	-	-	2,600	-	2,600
Net loss	-	-	-	-	(441,291)	(441,291)

Balance at December 31, 2010	150,000,000	150,000	(144,858)	4,144	(1,533,172)	(1,523,886)
Foreign currency translation adjustment	-	-	-	(1,104)	-	(1,104)
Net loss	-	-	-	-	(273,810)	(273,810)

Balance at September 30, 2011	150,000,000	$150,000	$(144,858)	$3,040	$(1,806,982)	$(1,798,800)

The accompanying notes are an integral part of these consolidated financial statements.

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
AND FROM SEPTEMBER 13, 2007 (INCEPTION) TO SEPTEMBER 30, 2011
Unaudited, currency stated in United States Dollars

			For the period
	Nine Months ended		September 30, 2007
	September 30, 2011		(Inception) to
	2011	2010	September 30, 2011

Cash flows from operating activities:
Net Loss	$(273,810)	$(318,573)	$(1,806,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	959	932	7,504
Amortization	3,524	2,734	19,887
Written off on patents	-	-	8,328
Change in assets and liabilities:
Prepaid expenses, deposits	6,958	(60)	(941)
Other receivables	-	-	-
Accruals	4,954	33,736	162,139
Related party payables	-	-	490
Amounts due to directors and officers	167,119	219,789	638,180
Compensatory option issuances	-	-	560
Net cash generated/(used) in operating activities	(90,296)	(61,442)	(970,835)

Cash flows from investing activities:
Purchase of plant and equipment	(134)	(87)	(10,790)
Patents filing costs	(25,801)	(21,184)	(419,583)
Net cash used in investing activities	(25,935)	(21,271)	(430,373)

Cash flows from financing activities:
Amount due to the stockholder	75,355	81,434	1,319,610
Director’s advancement	39,935	-	75,048
Sales of common stock	-	-	21,000
Net cash (used in) provided by financing activities	115,290	81,434	1,415,658

Net increase/(decrease) in cash and cash equivalents	(941)	(1,279)	14,450

Effect of exchange rate changes on cash and cash equivalents	(1,079)	(986)	(13,336)

Cash and cash equivalents – beginning of period	3,134	10,599	-

Cash and cash equivalents – end of period	$1,114	$8,334	$1,114

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$31,962
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011   (UNAUDITED)

(Stated in US Dollars)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements of Antiviral Technologies, Inc. at September 30, 2011 and 2010 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2010. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended September 30, 2011 and 2010 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2010 balance sheet has been derived from the Company’s audited financial statements included in its annual report on Form 10-K for the year ended December 31, 2010.

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

NOTE 3  CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Company to concentrations of credit risk, consists of cash and other receivables as of September 30, 2011 and 2010. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of September 30, 2011 and 2010, the Company’s bank deposits were all placed with banks in Hong Kong and the PRC where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

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

As of September 30, 2011, the Company has not generated any revenue and has incurred an accumulated deficit since inception totaling $1,806,982 at September 30, 2011 and its current liabilities exceed its current assets by $2,193,412. These financial statements do not include any adjustments relating to the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

NOTE 5  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Principles of consolidation

The consolidated financial statements are presented in US Dollars and include the accounts of the Company and its subsidiary.  All significant inter-company balances and transactions are eliminated in consolidation.

The Company owned its subsidiary soon after its inception and continued to own the equity’s interests through September 30, 2011.  The following table depicts the identity of the subsidiary:

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

(h)

Income taxes

The Company accounts for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”).  We have determined an estimated annual effective tax rate.  The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate.  As of September 30, 2011, the estimated effective tax rate for the year will be zero.

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

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30, 2011	December 31, 2010	September 30, 2010
Twelve months ended HKD : USD exchange rate		7.7832
Nine months ended HKD : USD exchange rate	7.7934		7.7582
Average nine months ended HKD : USD exchange rate	7.78673		7.77172

	September 30, 2011	December 31, 2010	September 30, 2010
Twelve months ended RMB : USD exchange rate		6.5920
Nine months ended RMB : USD exchange rate	6.4018		6.8376
Average nine months ended RMB : USD exchange rate	6.50601		6.84251

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

(j)

Per Share Information

Earnings per share are based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect, if any, for common stock equivalents, including stock options, restricted stock, and other stock-based compensation. Earnings per common share are computed in accordance with ASC Topic 260, Earnings Per Share, which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive securities outstanding during the year.  We had a net loss for the nine-month periods ended September 30, 2011 and 2010, and accordingly, any outstanding equivalents would be anti-dilutive.

(k)

Recently Accounting Pronouncements

In April 2011, the FASB issued ASU 2011-03, Consideration of Effective Control on Repurchase Agreements, which deals with the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 changes the rules for determining when these transactions should be accounted for as financings, as opposed to sales. The guidance in ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of ASU 2011-03 is not expected to have a material impact on the Company’s financial condition or results of operation.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and IFRS, and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to have a material effect on its operating results or financial position.

In June 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a material effect on its operating results or financial position. However, it will impact the presentation of comprehensive income.

In September 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

NOTE 6  PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment is summarized as follows:

	As of September 30, 2011	As of December 31, 2010
	-------------------------------	-------------------------------
Cost

Plant and Machinery	$3,874	$3,879
Furniture, fixture and equipment	1,746	1,692
Office equipment	5,170	5,085
	-----------------------	-----------------------
	10,790	10,656
Accumulated depreciation	(7,592)	(6,582)
	-----------------------	-----------------------

	$3,198	$4,074
	==============	==============

Depreciation expenses included in the general and administrative expenses for the nine months ended September 30, 2011 and for the year ended December 31, 2010 were $959 and $1,247.

NOTE 7  PATENTS, NET

Patents are summarized as follows:

	As of September 30, 2011	As of December 31, 2010
	-------------------------------	-------------------------------
Cost

Patents	$344,533	$318,644
License	66,723	66,810
	-----------------------	-----------------------
	411,256	385,454
Accumulated amortization	(19,842)	(16,342)
	-----------------------	-----------------------

	$391,414	$369,112
	==============	==============

Amortization included in the general and administrative expenses for the nine months ended September 30, 2011 and for the year ended December 31, 2010 were $3,524 and $4,020.

Written off on patents included in the general and administrative expenses for the period September 13, 2007 (Inception) to September 30, 2011 was $8,328.

NOTE 8  AMOUNTS DUE TO DIRECTORS AND OFFICERS

Amounts due to directors and officers were the amount due to Mr. Francis Chi, Director, Dr. Bill Piu Chan, Director and Chief Executive Officer, Mr. Kin Chung Cheng, Director and Chief Financial Officer and Dr. Jess Gilbert Thoene, Director and Chief Technical Officer and was unsecured, interest free and repayable upon completion of any fund raising exercise of Obio HK or ATI. The balances due to directors and officers are $713,228 and $506,174 as of September 30, 2011 and December 31, 2010 respectively.

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

NOTE 11  RELATED PARTY TRANSACTIONS

In the normal course of its business, the group carried out the following related party transactions during the nine months ended September 30, 2011 and 2010.

	For the nine months ended
	September 30, 2011	September 30, 2010

Company secretarial fee paid to related parties (a)	$498	$924

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

NOTE 14 SUBSEQUENT EVENTS

In preparing these financial statements, the Company evaluated the events and transactions that occurred from October 1, 2011, through November 10, 2011, the date these financial statements were issued. The Company has made the required additional disclosures in reporting periods in which subsequent events occur.

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

Liquidity and Capital Resources

As of September 30, 2011, we had current assets of $2,055 consisting of cash and cash equivalents of $1,114 as well as deposits and prepayments of $941.  As of September 30, 2011, our total assets were $396,667, consisting primarily of the net value of patents of $391,414.

As of September 30, 2011, our current liabilities were $2,195,467, consisting primarily of amounts due to our holding company in the amount of $1,319,610, which are unsecured, interest free and repayable upon demand.

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

Going Concern Consideration

The Company is a development stage company. The Company incurred a net loss of $273,810 for the nine months ended September 30, 2011 and has accumulated net loss of $1,806,982 as at September 30, 2011. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. Failure to secure such financing and to raise additional equity capital may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	SCH XBRL Schema Document.*
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document.*
101	LAB XBRL Taxonomy Extension Label Linkbase Document*

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document*
101	DEF XBRL Taxonomy Extension Definition Linkbase Document*

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTIVIRAL TECHNOLOGIES, INC.

By:

/s/Bill Piu Chan

--------------------------------------------------

Bill Piu CHAN, Chief Executive Officer

Date:  November 14, 2011.

By:

/s/Kin Chung Cheng

-------------------------------------------------------

Kin Chung CHENG, Chief Financial Officer

Date:  November 14, 2011.