Form 10-K
period 2011-12-31
ANTIVIRAL TECHNOLOGIES, INC.
filed 2012-03-29
CIK 1445226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

x  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

[X] Yes [] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).

[X] Yes  [  ]  No

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

i

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[] Yes   [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $0

As of December 31, 2011, the Company had 150,000,000 shares issued and outstanding.

ii

PART I

ITEM 1. BUSINESS

Corporate Structure

Antiviral Technologies, Inc., was incorporated in the State of Nevada on September 13, 2007 under the name Table Mesa Acquisitions, Inc..  On October 13, 2009, in anticipation of completion of the Share Exchange transaction with Obio Pharmaceutical (H.K.) Ltd., described below, the Company changed its name to Antiviral Technologies, Inc.  The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.

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

Different strains of Influenza virus continue to spread and develop in different parts of the world, details of which can be found through below links to the World Health Organization website.

http://www.who.int/influenza/surveillance_monitoring/updates/latest_update_GIP_surveillance/en/

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

Future Plans

The Company plans to initially focus on the China market for development of TG 21.  The company is in active pursuit in developing the drug in China.

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

Docket Series:  OBI-104C2P, OBI-104C3P

Filing of Immune Enhancement Solutions in United States

Title of Invention:  Materials and Methods for Treating Viral Infections

Docket Series:  OBI-104P, OBI-104C4P, OBI-104C5P, OBI-104C5XC1

Filing of Antiviral Solutions (of viruses including Influenza Virus) in United States, PCT, ARIPO, Australia, Argentina, Brazil, Canada, Chile, Egypt, Europe, Hong Kong, India, Indonesia, Israel, Japan, Malaysia, Mexico, New Zealand, OAPI, Pakistan, Philippines, Peoples Republic of China, Russia, Singapore, South Africa, South Korea, Taiwan, Thailand, UAE, Vietnam

(China, Malaysia, New Zealand, Russia, South Africa and OAPI have all granted this patent application to us)

Title of Invention:  Materials and Methods for Treating Influenza Infections

Docket Series:  OBI-108P, OBI-108X

Filing of Combination of Antiviral Solutions (of viruses including Influenza Virus) in United States of America, PCT, Japan

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

Details can be found on FDA’s website as follows:

http://www.fda.gov/drugs/developmentapprovalprocess/default.htm

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

We began operations in 1999 and are in the early phases of antiviral drug development. We have incurred significant losses and our net losses for the past three fiscal years ended 2011, 2010 and 2009 were approximately $402,884, $441,291 and $462,012, respectively. To date, we have no revenue. We expect that in the future our revenues will be generated from strategic partners, collaborations, licensing and government and research grants. Since 2008, we have accelerated the TG 21 product development and related strategic partnerships. This move has the potential to increase the return on investment to our stockholders by allocating capital resources to the TG 21 product development activities. At the same time, it increases our financial risk by increasing expenses associated with product development. In addition, the preclinical or clinical failure of any single product may have a significant effect on the actual or perceived value of our shares. Our business is subject to all of the risks inherent in the development of a new technology, which include the need to:

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

We began antiviral research in 2003 and have generated operating losses since that time.  The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our TG 21 technology since 2006, which has and will continue to require significant research and development expenditures. To date, we have obtained funding from the holding company, Obio Pharmaceutical Holdings Limited.  We had an accumulated deficit of approximately $1,936,056.  We expect to continue to incur losses for the foreseeable future. These losses will increase as we expand and extend our research and development activities into pre-clinical and clinical trials, and other product development. If the time required for us to generate significant product revenues and achieve profitability is longer than we currently anticipate, or if we are unable to generate liquidity through equity financing or other sources of funding, we may not be able to sustain our operations.

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

Our office in Beijing was located at Room 4009,F4, No.6-2 Baiguang Road, Xicheng District, Beijing, China 100053, and has been removed to Room 801, Guangyi Tower A, No.5 Guangyi Street, Xicheng District, Beijing, China 100053 from March 1, 2012.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

No Trading Market

As of December 31, 2011, and as of the date of this report, there was not an established public trading market for the Company’s shares.

Holders

As of December 31, 2011 there were 150,000,000 shares of common stock issued and outstanding and approximately 6 shareholders of record.

Dividends

The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended December 31, 2011 or 2010 or 2009.  There are no restrictions on the common stock that limit our ability to pay dividends if declared by the Board of Directors and the loan agreements and general security agreements covering the Company’s assets do not limit its ability to pay dividends.  The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes.

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

Liquidity and Capital Resources

As of December 31, 2011, we had current assets of $4,881 consisting of cash and cash equivalents of $3,935 as well as deposits and prepayments of $946.  As of December 31, 2011, our total assets were $405,555, consisting primarily of the net value of patents of $397,784.

As of December 31, 2011, our current liabilities were $2,339,350, consisting primarily of amounts due to our holding company in the amount of $1,381,645, which are unsecured, interest free and repayable upon demand.

As described more fully below under Plan of Operations, our plan of operations calls for significant expenditures in connection with conducting additional research and development activities and conducting clinical trials TG 21.

Plan of Operations

Our plan of operations for the fiscal year ending December 31, 2012, is to continue to conduct additional research and development activities regarding TG 21 and other potential antiviral solutions for various viruses.  Our initial consideration will be to begin pre-clinical and clinical trials in China in cooperation with the South China Center for Innovative Pharmaceuticals (SCCIP), to undertake efforts in the United Kingdom directed toward international recognition of TG 21, to conduct additional research and development in India and to prepare for filing of additional patent applications in various countries.

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

Not Applicable

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

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2011 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2011, the Company's internal control over financial reporting was effective.

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

There was no change in the Company's internal control over financial reporting during the year ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth, as of December 31, 2011, the names and ages of the directors and executive officers of the Registrant, the principal positions with the Registrant held by such persons and the date such persons became a director or executive officer. The executive officers are elected annually by the Board of Directors. The directors serve one year terms or until their successors are elected.

Name	Age	Positions	Held Position Since
Dr. Bill Piu Chan	50	President & Chief Executive Officer Director	10/14/2009 5/10/2010
Cheng, Kin Chung	50	Chief Financial Officer Director	10/14/2009 5/10/2010
Francis Chi	51	Director	10/14/2009
Dr. Jess Gilbert Thoene	69	Director	5/10/2010

Biographical Information

Dr. Bill Piu Chan.  Dr. Chan, age 50, is currently the CEO and President of the Company.  Additionally, he has been a director of Obio HK since September 2009.  He joined Obio Pharmaceutical Holdings Limited as director and Chief Technical Officer in 2005.  He is currently a Professor and Director of the Beijing Institute of Geriatrics and a member of American Academy of Neurology. He has been appointed as the Deputy Director and Principal Investigator of Chinese National Human Genome Center Beijing since 2001. He is the Vice President of the Chinese Society of Gerontology and Geriatrics, council member of the International Association of Gerontology and Geriatrics (IAGG), and Secretary of the IAGG Asia-Oceania Region. He was the President of the Society of Chinese Neuroscientists in America from 1998 to 2000 and the Secretary of Asia-Pacific Society for Neurochemistry from 2000 to 2006. In 2002, he attained First Award for Scientific Achievement from both Ministry of Education and Chinese Medical Association in the People's Republic of China.  Dr. Chan is currently the Director of the National GCP center on neurodegenerative disorders and has been the Principal investigator for six drug trials including phase I through IV in the Peoples' Republic of China.  Dr. Chan was the founder and director of the Immunotech Beijing Ltd and Immunocell Technology Ltd, President and director of Wincon Theracells Biotechnologies Co., Inc.  Dr. Chan graduated from Human Medical College in Changsha and became a neurologist after the fellowship training. He later acquired his Doctor of Philosophy in neurosciences from Sun Yan-Sen University of Medical Sciences in Guangzhou followed by postdoctoral training at the Parkinson's Institute in Sunnyvale, California, where he spent more than 10 years as senior scientist before returning to the People's Republic of China. Dr. Chan is well known for his clinical and basic research on Parkinson's disease and geriatric disorders.

Cheng, Kin Chung.  Mr. Cheng, age 50, is the Chief Financial Officer of the Company.  He joined the Obio Group in December 2008 and was appointed to his current position in September 2009.  From 1998, Mr. Cheng has served as Director of Poly Genius Consulting Limited, providing corporate and investor relations advisory to mostly Hong Kong listed companies and large corporations.  From Apirl 2009 to October 2010, Mr. Cheng was the Mangaing Director of Jovian Corproate Services Limited which enaged in providing corproate services.  From September 2008 to April 2009, Mr. Cheng served as Chief Executive Officer of Skyworth TTG Holdings Limited, which is engaged in the business of providing identity and access management services to its clients.  Mr. Cheng joined Skyworth Digital Holdings Limited (Skyworth), a listed company in Hong Kong specializing in providing Digital TV and set-top boxes, in July 2004 as Director and Chief Financial Officer and was subsequently redesignated as Chief Investment and Information Officer in January 2008.  At Skyworth, Mr. Cheng was involved in formulation of business strategy and was responsible for the financial matters of Skyworth in the capacity of Director and Chief Financial Officer.  He was also responsible for the group's information technology development and the Group's investment strategy.  Prior to joining Skyworth, Mr. Cheng was a partner at Deloitte Touche Tohmatsu Hong Kong office responsible for the audit and corporate finance divisions. Mr. Cheng holds a master degree in Professional Accounting (2000) and master degree of arts in English for Professional (2009) awarded by the Hong Kong Polytechnic University.  Mr. Cheng is also a member of Institute of Chartered Accountants in England & Wales, a fellow member of the Hong Kong Institute of Certified Public Accountants and member of the Hong Kong Institute of Securities.

Francis Chi. Mr. Chi, age 51, is a director of the Company.  Additionally, he is the founder and Executive Director of the Obio Group, and is currently the Chief Executive Officer of the Walcom Group, a company listed in the Alternative Investment Market of the

London Stock Exchange. He was the Managing Director of Walcom Chemicals Company Limited from 1990 to 1998.  He was the Managing Director of Becoin Limited from 1986 to 1990 and was sales manager of Listo Enterprises Co., Ltd. from 1984 to 1986. Mr. Chi earned a bachelors degree of arts in Business Administration from Seattle University in 1984.

Dr. Jess Gilbert Thoene.  Dr. Thoene, age 69, joined the Obio Group in 2007 as technical advisor and was appointed to his current position as Chief Technical Officer in September 2009; and was subsequently appointed as a director of Obio Pharmaceutical Holdings Limited in November, 2008. Since 2006, Dr. Thoene has been Active Emeritus Professor at the University of Michigan.  Previously, Dr. Thoene was the Karen Gore Professor and Director at the Hayward Human Genetics Center of the Tulane University Health Sciences Center from 2000 to 2006. Prior to that, Dr. Thoene was Professor of Pediatrics at the University of Michigan from 1977 to 1999.  He was also Head of the Biochemical Genetics Program at the University of Michigan from 1985 to 1999 and Director of the Pediatric Clinical Research Center at the University of Michigan from 1986 to 1998. Dr. Thoene is currently a member of The American Society for Clinical Investigation, The American Society of Biochemistry and Molecular Biology, The American Pediatric Society, The American Society of Human Genetics, and the Society for Inherited Metabolic Disorders. Dr. Thoene is Past Chairman of the National Organization for Rare Disorders and chaired the U.S. National Commission on Orphan Diseases. Dr. Thoene was a member of the board of directors of Copley Pharmaceuticals, Inc. from 1998 to 1999, a member of the Scientific Advisory Board of Watson Pharmaceuticals, Inc. from 1992 to 1998 and Chair of the Board of Scientific Counselors of the U.S. National Institute of Child Health and Human Development from 1999 to 2001. In 1964, Dr. Thoene received a Bachelor of Science in Chemistry from Stanford University, and in 1968 he received the M.D. degree from Johns Hopkins University School of Medicine.  He completed a residency in pediatrics at Johns Hopkins from 1968 to 1971.  Dr. Thoene was a Post Doctoral Fellow in Metabolic Disease at the University of California San Diego from 1974 to 1977. He is certified by the American Board of Medical Genetics in Clinical Biochemical Genetics and by the American Board of Pediatrics. He has published more than 100 peer-reviewed papers and chapters in scientific works and has edited three books: Pathophysiology of Lysosomal Transport, Small Molecule Therapy of Genetic Disease (in press) and Physician's Guide to Rare Diseases.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it, the Company believes that, during the fiscal year ended December 31, 2011, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were satisfied.

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

Change in
Pension
						Non-Equity	Value and
						Incentive	Non-qualified
				Stock	Option	Plan	Compensation	All other
Name and		Salary	Bonus	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)	($)
Francis Chi	2009 2010 2011	130 (1) 129 (1) 128 (1)	- - -	- - -	- - -	- - -	- - -	55,596 (1) 55,473 (1) 55,363 (1)	55,726 (1) 55,602 (1) 55,491 (1)
Bill P Chan	2009 2010 2011	130 (1) 129 (1) 128 (1)	- - -	- - -	- - -	- - -	- - -	55,596 (1) 55,473 (1) 55,363 (1)	55,726 (1) 55,602 (1) 55,491 (1)
Cheng, Kin Chung	2009 2010 2011	130 (1) 129 (1) 128 (1)	- - -	- - -	- - -	- - -	- - -	55,596 (1) 55,473 (1) 55,363 (1)	55,726 (1) 55,602 (1) 55,491 (1)
Jess Gilbert Thoene	2009 2010 2011	130 (1) 129 (1) 128 (1)	- - -	- - -	- - -	- - -	- - -	55,596 (1) 55,473 (1) 55,363 (1)	55,596 (1) 55,602 (1) 55,491 (1)

(1)

This figure represents compensation paid to Francis Chi, Bill P Chan, Cheng, Kin Chung and Jess Gilbert Thoene for work as directors of the Company’s subsidiary, Obio Pharmaceutical (H.K.) Ltd.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED

STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2011, certain information with respect to the common stock beneficially owned by (i) each director and/or executive officer of the Company; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all directors and executive officers as a group:

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Albert Wong & Co., CPA (“AWC”) was the Company’s principal accountant for the fiscal year ended December 31, 2011 and 2010, and was the principal accountant for the Company’s subsidiary, Obio Pharmaceutical (HK) Ltd., for the fiscal years ended December 31, 2011 and 2010.  The aggregate fees billed or to be billed by AWC for audit of the Company's annual financial statements for the fiscal year ended December 31, 2011 and 2010, were $15,000 and $15,000 respectively, and the aggregate fees billed by AWC for audit of the annual financial statements of Obio Pharmaceutical (HK), Ltd., for the fiscal years ended December 31, 2011 and 2010, were $2,000 and $2,000 respectively.

Audit Related Fees

The aggregate fees to be billed by AWC for review of the interim financial statements of the Company for the quarters ended March 31, June 30 and September 30, 2011 and 2010 were $9,000 and  $9,000 respectively.

Tax Fees

For the fiscal years ended December 31, 2011 and 2010, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

All Other Fees

AWC did not bill the Company of Obio Pharmaceutical (HK) Ltd. for any products and services other than the foregoing during the fiscal years ended December 31, 2011 and 2010.

Audit Committees Pre-approval Policies and Procedures

The Company does not have an audit committee per se. The current board of directors functions as the audit committee.

PART IV

ITEM 15. EXIBITS, FINANCIAL STATEMENT SCHEDULES

 (a)(1) Audited financial statements of the Registrant for the fiscal years ended December 31, 2011 and 2010, are filed in Item 8 of this Report on Form 10-K.

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

10.5	Current list of Patent Applications filed by Obio Pharmaceutical (H.K.) Limited, updated as of December 31, 2011. *
21.1	List of subsidiaries of the Registrant (incorporated by reference from exhibit to Form 8-K filed with the Securities and Exchange Commission on October 22, 2009)
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

March 28, 2012

By:

/s/ Kin Chung CHENG

--------------------------------------------

Kin Chung CHENG, Chief Financial Officer, Principal Accounting Officer and Director

Date:   March 28, 2012

By:

/s/ Francis CHI

--------------------------------------------

Francis CHI, Director

Date:

March 28, 2012

By:

/s/  Dr. Jess Gilbert Thoene

--------------------------------------------

Dr. Jess Gilbert Thoene, Director

Date:

March 28, 2012

ANTIVIRAL TECHNOLOGIES, INC.

(A Development Stage Company)

Financial Statements

Year Ended December 31, 2011 and 2010

Table of Contents

Page

Report of Independent Registered Public Accounting Firm - Albert Wong & Co.

F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2011 and 2010

F-3

Consolidated Statements of Operation and Comprehensive Loss for the years ended December 31, 2011 and 2010 and from September 13, 2007 (Inception) to December 31, 2011

F-4

Consolidated Statements of Stockholders' Equity and Accumulated Other Comprehensive Income for the period from

September 13, 2007 (Inception) to December 31, 2011

F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 and from September 13,

2007 (Inception) to December 31, 2011

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

B.Soc., Sc., ACA., LL.B., C.P.A.(Practising)

To:  The board of directors and stockholders of

Antiviral Technologies, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Antiviral Technologies, Inc., a development stage company, ("the Group") as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2011 and 2010 as well as the period from September 13, 2007 (date of inception) to December 31, 2011. These consolidated financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Group as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010 as well as the period from September 13, 2007 (date of inception) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has deficits accumulated as at December 31, 2011 of $1,936,056 including net losses of $402,884 for the year ended December 31, 2011. These factors as discussed in Note 2 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hong Kong, China                                                                             Albert Wong & Co.

Certified Public Accountants

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

		2011	2010
	Notes	-----------------	-----------------
ASSETS
Current Assets:
Cash and cash equivalents		$3,935	$3,134
Prepayments, deposit and other receivables		946	7,899
		---------------------	---------------------
Total current assets		4,881	11,033

Non-Current Assets
Property, plant and equipments, net	5	2,890	4,074
Patents, net	6	397,784	369,112
		---------------------	---------------------
Total non-current assets		400,674	373,186
		---------------------	---------------------
Total Assets		$405,555	$384,219
		=============	=============

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current liabilities:
Accruals and other payables		$167,712	$157,676
Amounts due to directors and officers	7	789,993	506,174
Amount due to the shareholder	8	1,381,645	1,244,255
		---------------------	---------------------
Total Liabilities		$2,339,350	$1,908,105
		---------------------	---------------------

Stockholders' equity/(deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
no share issued and outstanding		-	-
Common stock, $0.001 par value; 150,000,000 shares authorized;
150,000,000 shares issued and outstanding		$150,000	$150,000
Additional paid-in-capital		(144,858)	(144,858)
Accumulated other comprehensive income		(2,881)	4,144
Deficit accumulated during the development stage		(1,936,056)	(1,533,172)
		---------------------	---------------------
Total stockholders' equity/(deficit)		(1,933,795)	(1,523,886)
		---------------------	---------------------
Total Liabilities and Shareholders' equity		$405,555	$384,219
		============	============

The accompanying notes are an integral part of these consolidated financial statements

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND FROM SEPTEMBER 13, 2007 (INCEPTION) TO DECEMBER 31, 2011
(Stated in US Dollars)

			For the period from September 13, 2007
			(Inception) to
	2011	2010	December 31, 2011
	-----------------------	-----------------------	----------------------------
Revenue	$-	$-	$-
	-----------------------	-----------------------	----------------------------

Operating Expenses:
Selling and distribution costs	8,875	1,057	46,277
General and administrative expenses	378,513	432,000	1,748,120
	-----------------------	-----------------------	----------------------------
Loss from operations before other expense	(387,388)	(433,057)	(1,794,397)

Other expenses – net exchange gain / (loss)	2	78	(95,224)
Bad debt written off	-	-	(3,585)
Patents written off	(15,506)	(8,328)	(23,834)
Preliminary expenses	-	-	(1,393)
Interest income	8	16	14,339
Interest expense	-	-	(31,962)
	-----------------------	-----------------------	-----------------------------
Net loss	(402,884)	(441,291)	(1,936,056)
Other comprehensive income
Foreign currency translation gain / (loss)	(7,025)	2,600	(2,881)
	------------------------	------------------------	-----------------------------
Comprehensive loss	(409,909)	(438,691)	(1,938,937)
	==============	==============	=================

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)
	==============	==============	=================
Basic and diluted weighted average number of common shares *	150,000,000	150,000,000	148,543,949
	=============	=============	=================

The accompanying notes are an integral part of these consolidated financial statements.

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE PERIOD FROM SEPTEMBER 13, 2007 (INCEPTION) TO DECEMBER 31, 2011
(Stated in US Dollars)

			Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity (deficit)
	Common stock
	Shares	Amount
		US$	US$	US$	US$	US$

Balance at September 13, 2007 (inception)	-	-	-	-	-	-
Issuance of founder shares	147,000,000	147,000	(146,999)	-	-	1
Foreign currency translation adjustment	-	-	-	1,042	-	1,042
Net loss	-	-	-	-	(319,416)	(319,416)
	---------------	----------	--------------	---------------	--------------	---------------
Balance at December 31, 2007	147,000,000	147,000	(146,999)	1,042	(319,416)	(318,373)
Foreign currency translation adjustment	-	-	-	10	-	10
Net loss	-	-	-	-	(310,453)	(310,453)
	---------------	----------	--------------	---------------	--------------	---------------
Balance at December 31, 2008	147,000,000	147,000	(146,999)	1,052	(629,869)	(628,816)

Reverse acquisition	3,000,000	3,000	2,141	-	-	5,141
Foreign currency translation adjustment	-	-	-	492	-	492
Net loss	-	-	-	-	(462,012)	(462,012)
	---------------	-----------	--------------	---------------	--------------	---------------
Balance at December 31, 2009	150,000,000	150,000	(144,858)	1,544	(1,091,881)	(1,085,195)
Foreign currency translation adjustment	-	-	-	2,600	-	2,600
Net loss	-	-	-	-	(441,291)	(441,291)
	---------------	----------	--------------	---------------	--------------	---------------
Balance at December 31, 2010	150,000,000	150,000	(144,858)	4,144	(1,533,172)	(1,523,886)
Foreign currency translation adjustment	-	-	-	(7,025)	-	(7,025)
Net loss	-	-	-	-	(402,884)	(402,884)
	---------------	----------	--------------	---------------	--------------	---------------
Balance at December 31, 2011	150,000,000	150,000	(144,858)	(2,881)	(1,936,056)	(1,933,795)
	=========	=======	========	=========	========	=========

The accompanying notes are an integral part of these consolidated financial statements.

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND FROM SEPTEMBER 13, 2007 (INCEPTION) TO DECEMBER 31, 2011
(Stated in US Dollars)
			For the period from
			September 13, 2007
			(Inception) to
	2011	2010	December 31, 2011
	-----------------	-----------------	----------------------------
Cash flows from operating activities:
Net Loss	$(402,884)	$(441,291)	$(1,936,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,284	1,247	7,828
Amortization	4,766	4,020	21,129
Written off on patents	15,506	8.328	23,834
(Increase) decrease in assets and liabilities:
Prepaid expenses, deposit	6,953	1,256	(946)
Other receivables	-	-	-
Accruals	10,036	70,416	167,222
Related party payables	-	-	490
Amounts due to directors and officers	225,850	283,435	647,831
Compensatory option issuances	-	-	560
	----------------	------------------	----------------------------
Net cash generated/(used) in operating activities	(138,489)	(72,589)	(1,068,108)
Cash flows from investing activities:
Purchase of plant and equipment	(179)	(124)	(10,836)
Patents filing costs	(48,983)	(37,994)	(442,766)
	----------------	------------------	----------------------------
Net cash used in investing activities	(49,162)	(38,118)	(453,602)

Cash flows from financing activities:
Amount due to director, officer and shareholder	195,359	100,670	1,523,807
Sales of common stock	-	-	21,000
	----------------	------------------	----------------------------
Net cash (used in) provided by financing activities	195,359	100,670	1,544,807
	----------------	------------------	----------------------------
Net increase/(decrease) in cash and cash equivalents	7,708	(10,037)	23,097
Effect of exchange rate changes on cash and cash equivalents	(6,907)	2,572	(19,162)
Cash and cash equivalents – beginning of year	3,134	10,599	-
	----------------	------------------	----------------------------
Cash and cash equivalents – end of year	$3,935	$3,134	$3,935
	===========	===========	=================
Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$31,962
	===========	===========	================
Income taxes paid	$-	$-	$-
	===========	===========	================

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

As of December 31, 2011, the Company has not generated any revenue and has incurred an accumulated deficit since inception totaling $1,936,056 at December 31, 2011 and its current liabilities exceed its current assets by $2,334,469. These financial statements do not include any adjustments relating to the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern

NOTE 3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company owned its subsidiary soon after its inception and continued to own the equity’s interests through December 31, 2011.  The following table depicts the identity of the subsidiary:

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	2011	2010
Year end HK$ : USD exchange rate	7.7691	7.7832
Average yearly HK$ : USD exchange rate	7.78505	7.7695

	2011	2010
Year end RMB : USD exchange rate	6.3647	6.5920
Average yearly RMB : USD exchange rate	6.47351	6.7598

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

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

In December 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU No. 2011-11 is intended to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.

In December 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-11 is intended to supersede certain

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Stated in US Dollars)

NOTE 3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

pending paragraphs in Accounting Standards Update No. 2011-05,Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

NOTE 4  CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Company to concentrations of credit risk, consists of cash and other receivables as of December 31, 2011 and 2010. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of December 31, 2011 and 2010, the Company’s bank deposits were all placed with banks in Hong Kong and the PRC where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

The maximum amount of loss due to credit risk that the Company would incur if the counter parties to the financial instruments failed to perform is represented the carrying amount of each financial asset in the balance sheet.

NOTE 5  PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment is summarized as follows:

	2011	2010
	----------------------	----------------------
Cost

Plant and Machinery	$3,886	$3,879
Furniture, fixture and equipment	1,756	1,692
Office equipment	5,194	5,085
	-----------------------	-----------------------
	10,836	10,656
Accumulated depreciation	(7,946)	(6,582)
	-----------------------	-----------------------

	$2,890	$4,074
	==============	==============

Depreciation expenses included in the general and administrative expenses for the years ended December 31, 2011 and 2010 were $1,284 and $1,247.

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Stated in US Dollars)

NOTE 6  PATENTS, NET

Patents are summarized as follows:

	2011	2010
	----------------------	----------------------
Cost

Patents	$352,000	$318,644
License	66,932	66,810
	-----------------------	-----------------------
	418,932	385,454
Accumulated amortisation	(21,148)	(16,342)
	-----------------------	-----------------------

	$397,784	$369,112
	==============	==============

Amortization included in the general and administrative expenses for the years ended December 31, 2011 and 2010 were $4,766 and $4,020.

NOTE 7  AMOUNTS DUE TO DIRECTORS AND OFFICERS

Amounts due to directors and officers were the amounts due to Mr. Francis Chi, Director, Dr. Bill Piu Chan, Director and Chief Executive Officer, Mr. Kin Chung Cheng, Director and Chief Financial Officer and Dr. Jess Gilbert Thoene, Director and Chief Technical Officer and was unsecured, interest free and repayable upon completion of any fund raising exercise of Obio HK or ATI. The balances due to directors and officers are $789,993 and $506,174 as of December 31, 2011 and 2010 respectively.

NOTE 8  AMOUNT DUE TO THE SHAREHOLDER

Amount due to the shareholder was unsecured, interest free and does not have a fixed repayment date.

NOTE 9  INCOME TAXES

United States Tax

The Company is subject to the United States of America tax jurisdiction. No provision for income taxes in the United States or elsewhere has been made as the Company had no taxable income for the years ended December 31, 2011 and 2010. The statutory tax rate for each of the years ended December 31, 2011 and 2010 is in a range from 15% to 35%.

Hong Kong Tax

Obio HK is subject to the Hong Kong profits tax rate of 16.5%. No provision for income taxes in the Hong Kong or elsewhere has been made as Obio HK had no taxable income for the years ended December 31, 2011 and 2010.

PRC Tax

Beijing Obio is registered and operated in Beijing, the PRC, subject to a 25% enterprise income tax (“EIT”). No provision for income taxes in the PRC or elsewhere has been made as Beijing Obio had no taxable income for years ended December 31, 2011 and 2010.

The Company did not have any interest and penalty recognized in the income statements for the year ended December 31, 2011 and 2010 or balance sheet as of December 31, 2011 and 2010. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company’s 2008, 2009, 2010 and 2011 U.S. Corporation Income Tax Return are subject to U.S. Internal Revenue Service examination, the Company’s 2004/5, 2005/6, 2006/7, 2007/8, 2008/9, 2009/2010,

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Stated in US Dollars)

NOTE 9  INCOME TAXES (Continued)

2010/2011, 2011/2012 Hong Kong Corporations Profits Tax Return filing are subject to Hong Kong Inland Revenue Department examination, and the Company’s 2006, 2007, 2008, 2009, 2010, 2011 EIT Return filing are subject to PRC State Administration of Taxation examination.

(a)

A reconciliation between the income tax computed at the Hong Kong profits tax rate and the Group’s provision for income tax is as follows:

	2011	2010

Hong Kong profits tax	16.5%	16.5%
Valuation allowances	(16.5%)	(16.5%)

Provision for income tax	-	-

(b)

No deferred tax has been provided as there are no material temporary differences arising during the years ended December 31, 2011 and 2010.

NOTE 10  RELATED PARTY TRANSACTIONS

In the normal course of its business, the group carried out the following related party transactions during the years 2011 and 2010.

	2011	2010

Company secretarial fee paid to related parties (a)	$498	$1,542

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

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Stated in US Dollars)

NOTE 13 SUBSEQUENT EVENTS

In preparing these financial statements, the Company evaluated the events and transactions that occurred from January 1,

2012 through March 28, 2012, the date these financial statements were issued. The Company has made the required additional disclosures in reporting periods in which subsequent events occur.