Form 10-Q
period 2012-03-31
ANTIVIRAL TECHNOLOGIES, INC.
filed 2012-05-14
CIK 1445226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

[   ] Yes   [ X ] No

As of March 31, 2012 the Issuer had 150,000,000 shares of common stock issued and outstanding.

INDEX

i

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 (unaudited)	1
	Consolidated Statements of Operations and Comprehensive Loss for the Three Months ended March 31, 2012 and 2011 and from September 13, 2007 (Inception) to March 31, 2012 (unaudited)	2
	Consolidated Statements of Stockholders' Equity and Accumulated Other Comprehensive Income for the period September 13, 2007 (Inception) to March 31, 2012 (unaudited)	3
	Consolidated Statements of Cash Flows for the Three Months ended March 31, 2012 and 2011 and from September 13, 2007 (Inception) to March 31, 2012 (unaudited)	4
	Notes to Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	13

Item 4.	Controls and Procedures	13

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	14

Item 1A	Risk Factors	14

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3	Defaults Upon Senior Securities	14

Item 4	(Removed and Reserved)	14

Item 5	Other Matters	14

Item 6.	Exhibits	14

SIGNATURES		15

ii

PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2012 AND DECEMBER 31, 2011
Currency stated in United States Dollars

		March 31, 2012	December 31, 2011
	Notes	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents		$1,821	$3,935
Prepayments, deposit and other receivables		2	946
Total current assets		1,823	4,881

Non-Current Assets
Property, plant and equipment, net	6	2,579	2,890
Patents, net	7	409,671	397,785
Total non-current assets		412,250	400,675

Total Assets		$414,073	$405,556

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accruals and other payables		$155,335	$167,712
Amounts due to directors and officers	8	853,155	789,993
Amount due to the shareholder	9	1,431,415	1,381,646
Total Liabilities		$2,439,905	$2,339,351

Stockholders' deficit:
Preferred stock, par value $0.001, 20,000,000 shares authorized, no share issued as of March 31, 2012 and December 31, 2011		-	-
Common stock, $0.001 par value; 150,000,000 shares authorized; 150,000,000 shares issued and outstanding as of March 31, 2012 and December 31, 2011.		$150,000	$150,000
Additional paid-in-capital		(144,858)	(144,858)
Accumulated other comprehensive income		(4,776)	(2,881)
Deficit accumulated during the development stage		(2,026,198)	(1,936,056)

Total stockholders' equity/(deficit)		(2,025,832)	(1,933,795)

Total Liabilities and Shareholders' equity		$414,073	$405,556

 The accompanying notes are an integral part of these consolidated financial statements

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
AND FROM SEPTEMBER 13, 2007 (INCEPTION) TO MARCH 31, 2012
Unaudited, currency stated in United States Dollars

			For the period
	Three Months ended		September 13, 2007
	March 31,		(Inception to)
	2012	2011	March 31, 2012

Revenue	$-	$-	$-

Operating Expenses:
Selling and distribution costs	5,322	1,681	51,599
General and administrative expenses	84,822	94,112	1,856,776

Loss from operations before other expense	(90,144)	(95,793)	(1,908,375)

Other expenses	-	2	(95,224)
Write off of bad debt	-	-	(3,585)
Preliminary expenses	-	-	(1,393)
Interest income	2	3	14,341
Interest expense	-	-	(31,962)

Net loss	(90,142)	(95,788)	(2,026,198)

Other comprehensive income
Foreign currency translation gain / (loss)	(1,895)	449	(4,776)

Comprehensive loss	$(92,037)	$(95,339)	$(2,030,974)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)

Basic and diluted weighted average number of common shares	150,000,000	150,000,000	148,623,721

The accompanying notes are an integral part of these consolidated financial statements.

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE PERIOD FROM SEPTEMBER 13, 2007 (INCEPTION) TO MARCH 31, 2012
Unaudited, currency stated in United States Dollars, except for number of shares

			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	income	deficit	equity (deficit)

Balance at September 13, 2007 (inception)	-	$-	$-	$-	$-	$-
Issuance of founder shares	147,000,000	147,000	(146,999)	-	-	1
Foreign currency translation adjustment	-	-	-	1,042	-	1,042
Net loss	-	-	-	-	(319,416)	(319,416)

Balance at December 31, 2007	147,000,000	147,000	(146,999)	1,042	(319,416)	(318,373)
Foreign currency translation adjustment	-	-	-	10	-	10
Net loss	-	-	-	-	(310,453)	(310,453)

Balance at December 31, 2008	147,000,000	147,000	(146,999)	1,052	(629,869)	(628,816)
Reverse acquisition	3,000,000	3,000	2,141	-	-	5,141
Foreign currency translation adjustment	-	-	-	492	-	492
Net loss	-	-	-	-	(462,012)	(462,012)

Balance at December 31, 2009	150,000,000	150,000	(144,858)	1,544	(1,091,881)	(1,085,195)
Foreign currency translation adjustment	-	-	-	2,600	-	2,600
Net loss	-	-	-	-	(441,291)	(441,291)

Balance at December 31, 2010	150,000,000	150,000	(144,858)	4,144	(1,533,172)	(1,523,886)
Foreign currency translation adjustment	-	-	-	(7,025)	-	(7,025)
Net loss	-	-	-	-	(402,884)	(402,884)

Balance at December 31, 2011	150,000,000	150,000	(144,858)	(2,881)	(1,936,056)	(1,933,795)
Foreign currency translation adjustment	-	-	-	(1,895)	-	(1,895)
Net loss	-	-	-	-	(90,142)	(90,142)

Balance at March 31, 2012	150,000,000	$150,000	$(144,858)	$(4,776)	$(2,026,198)	$(2,025,832)

The accompanying notes are an integral part of these consolidated financial statements.

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
AND FROM SEPTEMBER 13, 2007 (INCEPTION) TO MARCH 31, 2012
Unaudited, currency stated in United States Dollars

			For the period
	Three Months ended		September 30, 2007
	March 31		(Inception) to
	2012	2011	March 31, 2012

Cash flows from operating activities:
Net Loss	$(90,142)	$(95,788)	$(2,026,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	326	317	8,154
Amortization	1,293	1,208	22,422
Written off on patents	-	-	23,834
Change in assets and liabilities:
Prepaid expenses, deposits	945	1,109	(2)
Other receivables	-	-	-
Accruals	(12,377)	2,327	154,845
Related party payables	-	-	490
Amounts due to directors and officers	56,013	56,544	703,843
Compensatory option issuances	-	-	560
Net cash generated/(used) in operating activities	(43,942)	(34,283)	(1,112,052)

Cash flows from investing activities:
Purchase of plant and equipment	(33)	(24)	(10,868)
Patents filing costs	(13,192)	(5,408)	(455,957)
Net cash used in investing activities	(13,225)	(5,432)	(466,825)

Cash flows from financing activities:
Amount due to the stockholder	49,769	22,648	1,431,415
Director’s advancement	7,150	16,284	149,312
Sales of common stock	-	-	21,000
Net cash (used in) provided by financing activities	56,919	38,932	1,601,727

Net increase/(decrease) in cash and cash equivalents	(248)	(783)	22,850

Effect of exchange rate changes on cash and cash equivalents	(1,866)	444	(21,029)

Cash and cash equivalents – beginning of period	3,935	3,134	-

Cash and cash equivalents – end of period	$1,821	$2,795	$1,821

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$31,962
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012   (UNAUDITED)

(Stated in US Dollars)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements of Antiviral Technologies, Inc. at March 31, 2012 and 2011 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2011. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended March 31, 2012 and 2011 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2011 balance sheet has been derived from the Company’s audited financial statements included in its annual report on Form 10-K for the year ended December 31, 2011.

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

NOTE 3  CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Company to concentrations of credit risk, consists of cash and other receivables as of March 31, 2012 and 2011. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of March 31, 2012 and 2011, the Company’s bank deposits were all placed with banks in Hong Kong and the PRC where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

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

As of March 31, 2012, the Company has not generated any revenue and has incurred an accumulated deficit since inception totaling $2,026,198 at March 31, 2012 and its current liabilities exceed its current assets by $2,438,082. These financial statements do not include any adjustments relating to the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

NOTE 5  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Principles of consolidation

The consolidated financial statements are presented in US Dollars and include the accounts of the Company and its subsidiary.  All significant inter-company balances and transactions are eliminated in consolidation.

The Company owned its subsidiary soon after its inception and continued to own the equity’s interests through March 31, 2012.  The following table depicts the identity of the subsidiary:

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

(h)

Income taxes

The Company accounts for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”).  We have determined an estimated annual effective tax rate.  The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate.  As of March 31, 2012, the estimated effective tax rate for the year will be zero.

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

(i)

Foreign currency translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Hong Kong Dollar (HKD) and Renminbi (RMB). The consolidated financial statements are translated into United States dollars from RMB at period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

The exchange rates used to translate amounts in HKD and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	March 31, 2012	December 31, 2011	March 31, 2011
Twelve months ended HKD : USD exchange rate		7.7691
Three months ended HKD : USD exchange rate	7.7646		7.7887
Average three months ended HKD : USD exchange rate	7.76075		7.78785

	March 31, 2012	December 31, 2011	March 31, 2011
Twelve months ended RMB : USD exchange rate		6.3647
Three months ended RMB : USD exchange rate	6.3247		6.5701
Average three months ended RMB : USD exchange rate	6.32012		6.5894

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

(j)

Per Share Information

Earnings per share are based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect, if any, for common stock equivalents, including stock options, restricted stock, and other stock-based compensation. Earnings per common share are computed in accordance with ASC Topic 260, Earnings Per Share, which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive securities outstanding during the year.  We had a net loss for the three-month periods ended March 31, 2012 and 2011, and accordingly, any outstanding equivalents would be anti-dilutive.

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

In December 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-11 is intended to supersede certain pending paragraphs in Accounting Standards Update No. 2011-05,Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

NOTE 6  PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment is summarized as follows:

	As of March 31, 2012	As of December 31, 2011
	-------------------------------	-------------------------------
Cost

Plant and Machinery	$3,888	$3,886
Furniture, fixture and equipment	1,767	1,756
Office equipment	5,213	5,194
	-----------------------	-----------------------
	10,868	10,836
Accumulated depreciation	(8,289)	(7,946)
	-----------------------	-----------------------

	$2,579	$2,890
	==============	==============

Depreciation expenses included in the general and administrative expenses for the three months ended March 31, 2012 and for the year ended December 31, 2011 were $326 and $1,284.

NOTE 7  PATENTS, NET

Patents are summarized as follows:

	As of March 31, 2012	As of December 31, 2011
	-------------------------------	-------------------------------
Cost

Patents	$365,153	$352,000
License	66,970	66,932
	-----------------------	-----------------------
	432,123	418,932
Accumulated amortization	(22,452)	(21,148)
	-----------------------	-----------------------

	$409,671	$397,784
	==============	==============

Amortization included in the general and administrative expenses for the three months ended March 31, 2012 and for the year ended December 31, 2011 were $1,293 and $4,766.

Written off on patents included in the general and administrative expenses for the period September 13, 2007 (Inception) to March 31, 2012 was $23,834.

NOTE 8  AMOUNTS DUE TO DIRECTORS AND OFFICERS

Amounts due to directors and officers were the amount due to Mr. Francis Chi, Director, Dr. Bill Piu Chan, Director and Chief Executive Officer, Mr. Kin Chung Cheng, Director and Chief Financial Officer and Dr. Jess Gilbert Thoene, Director and Chief Technical Officer and was unsecured, interest free and repayable upon completion of any fund raising exercise of Obio HK or ATI. The balances due to directors and officers are $853,155 and $789,993 as of March 31, 2012 and December 31, 2011 respectively.

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

NOTE 11  RELATED PARTY TRANSACTIONS

In the normal course of its business, the group carried out the following related party transactions during the three months ended March 31, 2012 and 2011.

	For the three months ended
	March 31, 2012	March 31, 2011

Company secretarial fee paid to related parties (a)	$502	$498

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

NOTE 14 SUBSEQUENT EVENTS

In preparing these financial statements, the Company evaluated the events and transactions that occurred from April 1, 2012, through May 14, 2012, the date these financial statements were issued. The Company has made the required additional disclosures in reporting periods in which subsequent events occur.

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

Liquidity and Capital Resources

As of March 31, 2012, we had current assets of $1,823 consisting of cash and cash equivalents of $1,821 as well as deposits and prepayments of $2.  As of March 31, 2012, our total assets were $414,073, consisting primarily of the net value of patents of $412,250.

As of March 31, 2012, our current liabilities were $2,439,905, consisting primarily of amounts due to our holding company in the amount of $1,431,415, which are unsecured, interest free and repayable upon demand.

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

Going Concern Consideration

The Company is a development stage company. The Company incurred a net loss of $90,142 for the three months ended March 31, 2012 and has accumulated net loss of $2,026,198 as at March 31, 2012. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. Failure to secure such financing and to raise additional equity capital may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ANTIVIRAL TECHNOLOGIES, INC.

By:

/s/ Bill Piu Chan

--------------------------------------------------

Bill Piu CHAN, Chief Executive Officer

Date:  May 14, 2012.

By:

/s/ Kin Chung; Cheng

-------------------------------------------------------

Kin Chung CHENG, Chief Financial Officer

Date:  May 14, 2012.