Form 10-K/A
period 2011-12-31
ANTIVIRAL TECHNOLOGIES, INC.
filed 2012-08-21
CIK 1445226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

ii

EXPLANATORY NOTE

This Amendment No.1 on Form 10K/A to the Registrant's report on Form 10K for the period ended December 31, 2011, originally filed with the Securities and Exchange Commission on March 29, 2012  (the "Original Filing"), amends the Original Filing to include a dated and signed audit report from the Registrant’s Independent Registered Public Accountant.

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

iii

PART I

ITEM 1. BUSINESS

Corporate Structure

Antiviral Technologies, Inc., was incorporated in the State of Nevada on September 13, 2007 under the name Table Mesa Acquisitions, Inc.  On October 13, 2009, in anticipation of completion of the Share Exchange transaction with Obio Pharmaceutical (H.K.) Ltd., described below, the Company changed its name to Antiviral Technologies, Inc.  The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.

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

10.4

Current list of Patent Applications filed by Obio Pharmaceutical (H.K.) Limited (incorporated by reference from exhibit to Form 8-K filed with the Securities and Exchange Commission on October 22, 2009)

10.5

Current list of Patent Applications filed by Obio Pharmaceutical (H.K.) Limited, updated as of December 31, 2011 (incorporated by reference from exhibit to Form 10-K filed with the Securities and Exchange Commission on March 29, 2012).

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

By:

/s/ Bill Piu CHAN

--------------------------------------------

Bill Piu CHAN, Chief Executive Officer and Director

Date:

August  21, 2012

By:

/s/ Kin Chung CHENG

--------------------------------------------

Kin Chung CHENG, Chief Financial Officer, Principal Accounting Officer and Director

Date:   August 21, 2012

By:

/s/ Francis CHI

--------------------------------------------

Francis CHI, Director

Date:

August  21, 2012

By:

/s/  Dr. Jess Gilbert Thoene

--------------------------------------------

Dr. Jess Gilbert Thoene, Director

Date:

August 21, 2012

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

F-7 to F-14

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

/s/  Albert Wong & Co.

Hong Kong, China                                                                             Albert Wong & Co.

March 28, 2012

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