Form 10-Q
period 2012-09-30
ANTIVIRAL TECHNOLOGIES, INC.
filed 2012-11-13
CIK 1445226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

[   ] Yes   [ X ] No

As of September 30, 2012 the Issuer had 150,000,000 shares of common stock issued and outstanding.

i

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 (unaudited)	1
	Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Nine Months ended September 30, 2012 and 2011 and from September 13, 2007 (Inception) to September 30, 2012 (unaudited)	2
	Consolidated Statements of Stockholders' Deficit and Accumulated Other Comprehensive Deficit for the period September 13, 2007 (Inception) to September 30, 2012 (unaudited)	3
	Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2012 and 2011 and from September 13, 2007 (Inception) to September 30, 2012 (unaudited)	4
	Notes to Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	15

Item 4.	Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	16

Item 1A	Risk Factors	16

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3	Defaults Upon Senior Securities	16

Item 4	Mine Safety Disclosures	16

Item 5	Other Information	16

Item 6.	Exhibits	16

SIGNATURES		17

ii

PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
Currency stated in United States Dollars

		September 30, 2012	December 31, 2011
	Notes	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents		$382	$3,935
Prepayments, deposit and other receivables		2	946
Total current assets		384	4,881

Non-Current Assets
Property, plant and equipment, net	6	1,925	2,890
Patents, net	7	483,476	397,785
Total non-current assets		485,401	400,675

Total Assets		$485,785	$405,556

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accruals and other payables		$163,763	$167,712
Amounts due to directors and officers	8	967,340	789,993
Amount due to the shareholder	9	1,539,992	1,381,646
Total Liabilities		$2,671,095	$2,339,351

Stockholders' deficit:
Preferred stock, par value $0.001, 20,000,000 shares authorized, no share issued as of September 30, 2012 and December 31, 2011		-	-
Common stock, $0.001 par value; 150,000,000 shares authorized; 150,000,000 shares issued and outstanding as of September 30, 2012 and December 31, 2011.		$150,000	$150,000
Additional paid-in-capital		(144,858)	(144,858)
Accumulated other comprehensive income		(6,982)	(2,881)
Deficit accumulated during the development stage		(2,183,470)	(1,936,056)

Total stockholders' equity/(deficit)		(2,185,310)	(1,933,795)

Total Liabilities and Shareholders' equity		$485,785	$405,556

 The accompanying notes are an integral part of these consolidated financial statements

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
AND FROM SEPTEMBER 13, 2007 (INCEPTION) TO SEPTEMBER 30, 2012
Unaudited, currency stated in United States Dollars

					For the period
	Three Months ended		Nine Months ended		September 13, 2007
	September 30,		September 30,		(Inception to)
	2012	2011	2012	2011	September 30, 2012

Revenue	$-	$-	$-	$-	$-

Operating Expenses:
Selling and distribution costs	259	2	6,845	1,686	53,123
General and administrative expenses	76,792	90,354	240,572	272,133	2,012,525

Loss from operations before other expense	(77,051)	(90,356)	(247,417)	(273,819)	(2,065,648)

Other expenses	-	-	-	2	(95,224)
Write off of bad debt	-	-	-	-	(3,585)
Preliminary expenses	-	-	-	-	(1,393)
Interest income	1	1	3	7	14,342
Interest expense	-	-	-	-	(31,962)

Net loss	(77,050)	(90,355)	(247,414)	(273,810)	(2,183,470)

Other comprehensive income
Foreign currency translation gain / (loss)	(410)	712	(4,101)	(1,104)	(6,982)

Comprehensive loss	$(77,460)	$(89,643)	$(251,515)	$(274,914)	$(2,190,452)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and diluted weighted average number of common shares	150,000,000	150,000,000	150,000,000	150,000,000	148,760,304

The accompanying notes are an integral part of these consolidated financial statements

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE DEFICIT
FOR THE PERIOD FROM SEPTEMBER 13, 2007 (INCEPTION) TO SEPTEMBER 30, 2012
Unaudited, currency stated in United States Dollars, except for number of shares

			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	deficit	deficit	equity (deficit)

Balance at September 13, 2007 (inception)	-	$-	$-	$-	$-	$-
Issuance of founder shares	147,000,000	147,000	(146,999)	-	-	1
Foreign currency translation adjustment	-	-	-	1,042	-	1,042
Net loss	-	-	-	-	(319,416)	(319,416)

Balance at December 31, 2007	147,000,000	147,000	(146,999)	1,042	(319,416)	(318,373)
Foreign currency translation adjustment	-	-	-	10	-	10
Net loss	-	-	-	-	(310,453)	(310,453)

Balance at December 31, 2008	147,000,000	147,000	(146,999)	1,052	(629,869)	(628,816)
Reverse acquisition	3,000,000	3,000	2,141	-	-	5,141
Foreign currency translation adjustment	-	-	-	492	-	492
Net loss	-	-	-	-	(462,012)	(462,012)

Balance at December 31, 2009	150,000,000	150,000	(144,858)	1,544	(1,091,881)	(1,085,195)
Foreign currency translation adjustment	-	-	-	2,600	-	2,600
Net loss	-	-	-	-	(441,291)	(441,291)

Balance at December 31, 2010	150,000,000	150,000	(144,858)	4,144	(1,533,172)	(1,523,886)
Foreign currency translation adjustment	-	-	-	(7,025)	-	(7,025)
Net loss	-	-	-	-	(402,884)	(402,884)

Balance at December 31, 2011	150,000,000	150,000	(144,858)	(2,881)	(1,936,056)	(1,933,795)
Foreign currency translation adjustment	-	-	-	(4,101)	-	(4,101)
Net loss	-	-	-	-	(247,414)	(247,414)

Balance at September 30, 2012	150,000,000	$150,000	$(144,858)	$(6,982)	$(2,183,470)	$(2,185,310)

The accompanying notes are an integral part of these consolidated financial statements.

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
AND FROM SEPTEMBER 13, 2007 (INCEPTION) TO SEPTEMBER 30, 2012
Unaudited, currency stated in United States Dollars

			For the period
	Nine Months ended		September 30, 2007
	September 30		(Inception) to
	2012	2011	September 30, 2012

Cash flows from operating activities:
Net Loss	$(247,414)	$(273,810)	$(2,183,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	978	959	8,806
Amortization	5,036	3,524	26,165
Written off on patents	-	-	23,834
Change in assets and liabilities:
Prepaid expenses, deposits	944	6,958	(2)
Other receivables	-	-	-
Accruals	(3,949)	4,954	163,273
Related party payables	-	-	490
Amounts due to directors and officers	168,306	167,119	816,137
Compensatory option issuances	-	-	560
Net cash generated/(used) in operating activities	(76,099)	(90,296)	(1,144,207)

Cash flows from investing activities:
Purchase of plant and equipment	(36)	(134)	(10,871)
Patents filing costs	(90,769)	(25,801)	(533,536)
Net cash used in investing activities	(90,805)	(25,935)	(544,407)

Cash flows from financing activities:
Amount due to the stockholder	158,346	75,355	1,539,992
Director’s advancement	9,041	39,935	151,203
Sales of common stock	-	-	21,000
Net cash (used in) provided by financing activities	167,387	115,290	1,712,195

Net increase/(decrease) in cash and cash equivalents	483	(941)	23,581

Effect of exchange rate changes on cash and cash equivalents	(4,036)	(1,079)	(23,199)

Cash and cash equivalents – beginning of period	3,935	3,134	-

Cash and cash equivalents – end of period	$382	$1,114	$382

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$31,962
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012   (UNAUDITED)

(Stated in US Dollars)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements of Antiviral Technologies, Inc. at September 30, 2012 and 2011 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2011. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended September 30, 2012 and 2011 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2011 balance sheet has been derived from the Company’s audited financial statements included in its annual report on Form 10-K for the year ended December 31, 2011.

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

NOTE 3  CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Company to concentrations of credit risk, consists of cash and other receivables as of September 30, 2012 and 2011. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of September 30, 2012 and 2011, the Company’s bank deposits were all placed with banks in Hong Kong and the PRC where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

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

As of September 30, 2012, the Company has not generated any revenue and has incurred an accumulated deficit since inception totaling $2,183,470 at September 30, 2012 and its current liabilities exceed its current assets by $2,670,711. These financial statements do not include any adjustments relating to the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

NOTE 5  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Principles of consolidation

The consolidated financial statements are presented in US Dollars and include the accounts of the Company and its subsidiary.  All significant inter-company balances and transactions are eliminated in consolidation.

The Company owned its subsidiary soon after its inception and continued to own the equity’s interests through September 30, 2012.  The following table depicts the identity of the subsidiary:

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

(h)

Income taxes

The Company accounts for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”).  We have determined an estimated annual effective tax rate.  The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate.  As of September 30, 2012, the estimated effective tax rate for the year will be zero.

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

The exchange rates used to translate amounts in HKD and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30, 2012	December 31, 2011	September 30, 2011
Twelve months ended HKD : USD exchange rate		7.7691
Nine months ended HKD : USD exchange rate	7.7549		7.7934
Average nine months ended HKD : USD exchange rate	7.75965		7.78673

	September 30, 2012	December 31, 2011	September 30, 2011
Twelve months ended RMB : USD exchange rate		6.3647
Nine months ended RMB : USD exchange rate	6.3340		6.4018
Average nine months ended RMB : USD exchange rate	6.32745		6.50601

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

(j)

Per Share Information

Earnings per share are based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect, if any, for common stock equivalents, including stock options, restricted stock, and other stock-based compensation. Earnings per common share are computed in accordance with ASC Topic 260, Earnings Per Share, which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive securities outstanding during the year.  We had a net loss for the nine-month periods ended September 30, 2012 and 2011, and accordingly, any outstanding equivalents would be anti-dilutive.

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

In July 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-01, Health Care Entities (Topic 954): Continuing Care Retirement Communities -- Refundable Advance Fees. This ASU clarifies that an entity should classify an advance fee as deferred revenue when a continuing care retirement community has a resident contract that provides for payment of the refundable advance fee upon re-occupancy by a subsequent resident, which is limited to the proceeds of re-occupancy. Refundable advance fees that are contingent upon re-occupancy by a subsequent resident but are not limited to the proceeds of re-occupancy should be accounted for and reported as a liability. For public entities (including conduit bond obligors), the amendments in ASU No. 2012-01 are effective for fiscal periods beginning after December 15, 2012. For nonpublic entities, the amendments to the codification in the ASU are effective for fiscal periods beginning after December 15, 2013. Early adoption is permitted. The amendments in ASU No. 2012-01 should be applied retrospectively by recording a cumulative-effect adjustment to opening retained earnings (or unrestricted net assets) as of the beginning of the earliest period presented.

In July 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-02, Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles--Goodwill and Other, General Intangibles Other than Goodwill. Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

In October 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-03, Technical Amendments and Corrections to SEC Sections. This ASU amends various SEC paragraphs pursuant to SAB 114, SEC Release No. 33-9250, and ASU 2010-22, which amend or rescind portions of certain SAB Topics.

In October 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-04, Technical Corrections and Improvements. This ASU make technical corrections, clarifications, and limited-scope improvements to various Topics throughout the Codification. The amendments in this ASU that will not have transition guidance will be effective upon issuance for both public entities and nonpublic entities. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. For nonpublic entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2013.

In October 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-05, Statement of Cash Flows (Topic 230). This ASU addresses how cash receipts arising from the sale of certain donated financial assets, such as securities, should be classified in the statement of cash flows of not-for-profit entities (NFPs). Some NFPs classify those cash receipts as investing cash inflows, while other entities classify them as either operating cash inflows or financing cash inflows, consistent with their treatment of inflows arising from cash contributions. The objective of this Update is for an NFP to classify cash receipts from the sale of donated financial assets consistently with cash donations received in the statement of cash flows if those cash receipts were from the sale of donated financial assets that upon receipt were directed without the NFP imposing any limitations for sale and were converted nearly immediately into cash. The amendments in the ASU are effective prospectively for fiscal years, and interim fiscal periods within those years, beginning after June 15, 2013. Retrospective application to all periods presented upon the date of adoption is permitted. Early adoption from the beginning of the fiscal year of adoption is permitted.

In October 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. This ASU addresses the diversity in practice about how to interpret the terms on the same basis and contractual limitations when subsequently measuring an indemnification asset recognized in a government-assisted (Federal Deposit Insurance Corporation or National Credit Union Administration) acquisition of a financial institution that includes a loss-sharing agreement (indemnification agreement). For public and nonpublic entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution.

In October 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-07, Entertainment--Films (Topic 926): Accounting for Fair Value Information That Arises after the Measurement Date and Its Inclusion in the Impairment Analysis of Unamortized Film Costs. This ASU eliminates the rebuttable presumption that the conditions leading to the write-off of unamortized film costs after the balance sheet date existed as of the balance sheet date. The amendments also eliminate the requirement that an entity incorporate into fair value measurements used in the impairment tests the effects of any changes in estimates resulting from the consideration of subsequent evidence if the information would not have been considered by market participants at the measurement date. or SEC filers, the amendments are effective for impairment assessments performed on or after December 15, 2012. For all other entities, the amendments are effective for impairment assessments performed on or after December 15, 2013. The amendments resulting from this ASU should be applied prospectively. Earlier application is permitted, including for impairment assessments performed as of a date before October 24, 2012, if, for SEC filers, the entity’s financial statements for the most recent annual or interim period have not yet been issued or, for all other entities, have not yet been made available for issuance.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

NOTE 6  PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment is summarized as follows:

	As of September 30, 2012	As of December 31, 2011
	-------------------------------	-------------------------------
Cost

Plant and Machinery	$3,893	$3,886
Furniture, fixture and equipment	1,765	1,756
Office equipment	5,213	5,194
	-----------------------	-----------------------
	10,871	10,836
Accumulated depreciation	(8,946)	(7,946)
	-----------------------	-----------------------

	$1,925	$2,890
	==============	==============

Depreciation expenses included in the general and administrative expenses for the nine months ended September 30, 2012 and for the year ended December 31, 2011 were $978 and $1,284.

NOTE 7  PATENTS, NET

Patents are summarized as follows:

	As of September 30, 2012	As of December 31, 2011
	-------------------------------	-------------------------------
Cost

Patents	$442,648	$352,000
License	67,054	66,933
	-----------------------	-----------------------
	509,702	418,933
Accumulated amortization	(26,226)	(21,148)
	-----------------------	-----------------------

	$483,476	$397,785
	==============	==============

Amortization included in the general and administrative expenses for the nine months ended September 30, 2012 and for the year ended December 31, 2011 were $5,036 and $4,766.

Written off on patents included in the general and administrative expenses for the period September 13, 2007 (Inception) to September 30, 2012 was $23,834.

NOTE 8  AMOUNTS DUE TO DIRECTORS AND OFFICERS

Amounts due to directors and officers were the amount due to Mr. Francis Chi, Director, Dr. Bill Piu Chan, Director and Chief Executive Officer, Mr. Kin Chung Cheng, Director and Chief Financial Officer and Dr. Jess Gilbert Thoene, Director and Chief Technical Officer and was unsecured, interest free and repayable upon completion of any fund raising exercise of Obio HK or ATI. The balances due to directors and officers are $967,340 and $789,993 as of September 30, 2012 and December 31, 2011 respectively.

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

NOTE 11  RELATED PARTY TRANSACTIONS

In the normal course of its business, the group carried out the following related party transactions during the nine months ended September 30, 2012 and 2011.

	For the nine months ended
	September 30, 2012	September 30, 2011

Company secretarial fee paid to related parties (a)	$502	$498

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

NOTE 14 SUBSEQUENT EVENTS

In preparing these financial statements, the Company evaluated the events and transactions that occurred from October 1, 2012, through November 7, 2012, the date these financial statements were issued. The Company has made the required additional disclosures in reporting periods in which subsequent events occur.

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

Liquidity and Capital Resources

As of September 30, 2012, we had current assets of $384 consisting of cash and cash equivalents of $382 as well as deposits and prepayments of $2.  As of September 30, 2012, our total assets were $485,785, consisting primarily of the net value of patents of $483,476.

As of September 30, 2012, our current liabilities were $2,671,095, consisting primarily of amounts due to our holding company in the amount of $1,539,992, which are unsecured, interest free and repayable upon demand.

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

We have no current sources of liquidity other than cash on hand. To date, our limited operations have been funded primarily through advances received from our majority shareholder.  However, our shareholder is not obligated to continue to make such advances, and there is no assurance it will continue to do so.  We do not have in place any line of credit or other credit facility, and our lack of revenue and our assets with which to be collateralized of a loan would make borrowings from conventional financial institutions or funds a difficulty.  For this reason, we believe that the most feasible source of funds currently available to us is from the offer and sale of equity securities, or debt securities convertible into equity securities either after, or in conjunction with, the establishment of a public trading market for our shares.

Going Concern Consideration

The Company is a development stage company. The Company incurred a net loss of $247,414 for the nine months ended September 30, 2012 and has an accumulated net loss of $2,183,470 as at September 30, 2012. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. Failure to secure such financing and to raise additional equity capital may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 4.   MINE SAFETY DISCLOSURES.

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

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	SCH XBRL Schema Document.*
101	INS XBRL Instance Document*
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document.*
101	LAB XBRL Taxonomy Extension Label Linkbase Document*
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document*
101	DEF XBRL Taxonomy Extension Definition Linkbase Document*

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTIVIRAL TECHNOLOGIES, INC.

By:

/s/ Bill Piu Chan

--------------------------------------------------

Bill Piu CHAN, Chief Executive Officer

Date:  November 13, 2012.

By:

/s/ Kin Chung Cheng

-------------------------------------------------------

Kin Chung CHENG, Chief Financial Officer

Date:  November 13, 2012.