Form 10-K
period 2012-12-31
ANTIVIRAL TECHNOLOGIES, INC.
filed 2013-03-26
CIK 1445226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

x  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

[X] Yes [  ] No

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

i

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes   [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $0

As of December 31, 2012, the Company had 150,000,000 shares issued and outstanding.

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

Docket Series:  OBI-104C2P, OBI-104C3P

Filing of Immune Enhancement Solutions in United States

Title of Invention:  Materials and Methods for Treating Viral Infections

Docket Series:  OBI-104P, OBI-104C4P, OBI-104C5P, OBI-104C5XC1

Filing of Antiviral Solutions (of viruses including Influenza Virus) in United States, PCT, ARIPO, Australia, Argentina, Brazil, Canada, Chile, Egypt, Europe, Hong Kong, India, Indonesia, Israel, Japan, Malaysia, Mexico, New Zealand, OAPI, Pakistan, Philippines, Peoples Republic of China, Russia, Singapore, South Africa, South Korea, Taiwan, Thailand, UAE, Vietnam

[Australia, China, Hong Kong, Indonesia, Japan, Malaysia, Mexico, New Zealand, Russia, South Africa, OAPI and Europe (effective in Austria, Belgium, Czech Republic, Denmark, Finland, France, Germany, Great Britain, Hungary, Ireland, Italy, Netherlands, Poland, Portugal, Spain, Sweden, Switzerland, Turkey) have all granted this patent application to us.]

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

Reports to Security Holders

We are required to file reports with the SEC under section 13(a) of the Securities Act.  The reports will be filed electronically.  You may read copies of any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-

SEC-0330.  The SEC also maintains an Internet site that will contain copies of the reports we file electronically.  The address for the SEC Internet site is http://www.sec.gov.

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

We began operations in 1999 and are in the early phases of antiviral drug development. We have incurred significant losses and our net losses for the past four fiscal years ended 2012, 2011, 2010 and 2009 were approximately $363,282, $402,884, $441,291 and $462,012, respectively. To date, we have no revenue. We expect that in the future our revenues will be generated from strategic partners, collaborations, licensing and government and research grants. Since 2008, we have accelerated the TG 21 product development and related strategic partnerships. This move has the potential to increase the return on investment to our stockholders by allocating capital resources to the TG 21 product development activities. At the same time, it increases our financial risk by increasing expenses associated with product development. In addition, the preclinical or clinical failure of any single product may have a significant effect on the actual or perceived value of our shares. Our business is subject to all of the risks inherent in the development of a new technology, which include the need to:

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

We began antiviral research in 2003 and have generated operating losses since that time.  The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our TG 21 technology since 2006, which has and will continue to require significant research and development expenditures. To date, we have obtained funding from the holding company, Obio Pharmaceutical Holdings Limited.  We had an accumulated deficit of approximately $2,299,338.  We expect to continue to incur losses for the foreseeable future. These losses will increase as we expand and extend our research and development activities into pre-clinical and clinical trials, and other product development. If the time required for us to generate significant product revenues and achieve profitability is longer than we currently anticipate, or if we are unable to generate liquidity through equity financing or other sources of funding, we may not be able to sustain our operations.

We may be unable to raise additional capital, which would harm our ability to develop our technology and products.

We have incurred significant operating losses and negative operating cash flows since inception and have not achieved profitability. We expect capital outlays and operating expenditures to increase over the next several years as we go into pre-clinical and clinical trials and expand our research to other antiviral product development activities. While we believe our financial resources will be adequate to sustain our current operations at least through 2012, we may seek additional sources of capital through equity or debt financing. In addition, as we focus our efforts on TG 21 technology, we will need to seek FDA approval of potential products, a process that could cost in excess of $100 million per product. We cannot be certain that we will be able to obtain financing on terms acceptable to us, or at all. If adequate funds are not available, our business and our ability to develop our technology and TG 21 products would be harmed.

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

The audit report included in this annual report was prepared by auditors who are not continuously inspected by the Public Company Accounting Oversight Board and, as a result, you are deprived of the benefits of such inspection

The independent registered public accounting firm that issues the audit reports included in our annual reports filed with the SEC, as auditors of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board (United States), or the "PCAOB", is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and professional standards. Because our auditors are located in the PRC, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the PRC authorities, our auditors are not currently inspected by the PCAOB.

Inspections of other firms that the PCAOB has conducted outside China have identified deficiencies in those firms' audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. This lack of PCAOB inspections in China prevents the PCAOB from regularly evaluating our auditor's audits and its quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections.

The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of our auditor's audit procedures or quality control procedures as compared to auditors outside of China that are subject to PCAOB inspections. Investors may lose confidence in our reported financial information and procedures and the quality of our financial statements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

We do not own any real property.  We currently share directors’ office facilities in Beijing and in Hong Kong.

Our office in Beijing is located at Room 801, Guangyi Tower A, No.5 Guangyi Street, Xicheng District, Beijing, China 100053.

Our office in Hong Kong is located at Suite 1211, Tower 2, Silvercord, 30 Canton Road, Tsimshatsui, Kowloon, Hong Kong.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

No Trading Market

As of December 31, 2012, and as of the date of this report, there was not an established public trading market for the Company’s shares.

Holders

As of December 31, 2012 there were 150,000,000 shares of common stock issued and outstanding and approximately 6 shareholders of record.

Dividends

The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended December 31, 2012 or 2011 or 2010 or 2009.  There are no restrictions on the common stock that limit our ability to pay dividends if declared by the Board of Directors and the loan agreements and general security agreements covering the Company’s assets do not limit its ability to pay dividends.  The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes.

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

Liquidity and Capital Resources

As of December 31, 2012, we had current assets of $701 consisting of cash and cash equivalents of $699 as well as deposits and prepayments of $2.  As of December 31, 2012, our total assets were $485,196, consisting primarily of the net value of patents of $482,892.

As of December 31, 2012, our current liabilities were $2,787,712, consisting primarily of amounts due to our holding company in the amount of $1,616,341, which are unsecured, interest free and repayable upon demand.

As described more fully below under Plan of Operations, our plan of operations calls for significant expenditures in connection with conducting additional research and development activities and conducting clinical trials TG 21.

Plan of Operations

Our plan of operations for the fiscal year ending December 31, 2013, is to continue to conduct additional research and development activities regarding TG 21 and other potential antiviral solutions for various viruses.  Our initial consideration will be to begin pre-clinical and clinical trials in China in cooperation with the South China Center for Innovative Pharmaceuticals (SCCIP), to undertake efforts in the United Kingdom directed toward international recognition of TG 21, to conduct additional research and development in India and to prepare for filing of additional patent applications in various countries.

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

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2012 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2012, the Company's internal control over financial reporting was effective.

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

There was no change in the Company's internal control over financial reporting during the year ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth, as of December 31, 2012, the names and ages of the directors and executive officers of the Registrant, the principal positions with the Registrant held by such persons and the date such persons became a director or executive officer. The executive officers are elected annually by the Board of Directors. The directors serve one year terms or until their successors are elected.

Name	Age	Positions	Held Position Since
Dr. Bill Piu Chan	51	President & Chief Executive Officer Director	10/14/2009 5/10/2010
Cheng, Kin Chung	51	Chief Financial Officer Director	10/14/2009 5/10/2010
Francis Chi	52	Director	10/14/2009
Dr. Jess Gilbert Thoene	70	Director	5/10/2010

Biographical Information

Dr. Bill Piu Chan.  Dr. Chan, age 51, is currently the CEO and President of the Company.  Additionally, he has been a director of Obio HK since September 2009.  He joined Obio Pharmaceutical Holdings Limited as director and Chief Technical Officer in 2005.  He is currently a Professor and Director of the Beijing Institute of Geriatrics and a member of American Academy of Neurology. He has been appointed as the Deputy Director and Principal Investigator of Chinese National Human Genome Center Beijing since 2001. He is the Vice President of the Chinese Society of Gerontology and Geriatrics, council member of the International Association of Gerontology and Geriatrics (IAGG), and Secretary of the IAGG Asia-Oceania Region. He was the President of the Society of Chinese Neuroscientists in America from 1998 to 2000 and the Secretary of Asia-Pacific Society for Neurochemistry from 2000 to 2006. In 2002, he attained First Award for Scientific Achievement from both Ministry of Education and Chinese Medical Association in the People's Republic of China.  Dr. Chan is currently the Director of the National GCP center on neurodegenerative disorders and has been the Principal investigator for six drug trials including phase I through IV in the Peoples' Republic of China.  Dr. Chan was the founder and director of the Immunotech Beijing Ltd and Immunocell Technology Ltd, President and director of Wincon Theracells Biotechnologies Co., Inc.  Dr. Chan graduated from Human Medical College in Changsha and became a neurologist after the fellowship training. He later acquired his Doctor of Philosophy in neurosciences from Sun Yan-Sen University of Medical Sciences in Guangzhou followed by postdoctoral training at the Parkinson's Institute in Sunnyvale, California, where he spent more than 10 years as senior scientist before returning to the People's Republic of China. Dr. Chan is well known for his clinical and basic research on Parkinson's disease and geriatric disorders.

Cheng, Kin Chung.  Mr. Cheng, age 51, is the Chief Financial Officer of the Company.  He joined the Obio Group in December 2008 and was appointed to his current position in September 2009.  From 1998, Mr. Cheng has served as Director of Poly Genius Consulting Limited, providing corporate and investor relations advisory to mostly Hong Kong listed companies and large corporations.  From April 2009 to October 2010, Mr. Cheng was the Managing Director of Jovian Corporate Services Limited which engaged in providing corporate services.  From September 2008 to April 2009, Mr. Cheng served as Chief Executive Officer of Skyworth TTG Holdings Limited, which is engaged in the business of providing identity and access management services to its clients.  Mr. Cheng joined Skyworth Digital Holdings Limited (Skyworth), a listed company in Hong Kong specializing in providing Digital TV and set-top boxes, in July 2004 as Director and Chief Financial Officer and was subsequently redesignated as Chief Investment and Information Officer in January 2008.  At Skyworth, Mr. Cheng was involved in formulation of business strategy and was responsible for the financial matters of Skyworth in the capacity of Director and Chief Financial Officer.  He was also responsible for the group's information technology development and the Group's investment strategy.  Prior to joining Skyworth, Mr. Cheng was a partner at Deloitte Touche Tohmatsu Hong Kong office responsible for the audit and corporate finance divisions. Mr. Cheng holds a master degree in Professional Accounting (2000) and master degree of arts in English for Professional (2009) awarded by the Hong Kong Polytechnic University.  Mr. Cheng is also a member of Institute of Chartered Accountants in England & Wales, a fellow member of the Hong Kong Institute of Certified Public Accountants and member of the Hong Kong Institute of Securities.

Francis Chi. Mr. Chi, age 52, is a director of the Company.  Additionally, he is the founder and Executive Director of the Obio Group, and is currently the Chief Executive Officer of the Walcom Group, a company listed in the Alternative Investment Market of the

London Stock Exchange. He was the Managing Director of Walcom Chemicals Company Limited from 1990 to 1998.  He was the Managing Director of Becoin Limited from 1986 to 1990 and was sales manager of Listo Enterprises Co., Ltd. from 1984 to 1986. Mr. Chi earned a bachelors degree of arts in Business Administration from Seattle University in 1984.

Dr. Jess Gilbert Thoene.  Dr. Thoene, age 70, joined the Obio Group in 2007 as technical advisor and was appointed to his current position as Chief Technical Officer in September 2009; and was subsequently appointed as a director of Obio Pharmaceutical Holdings Limited in November, 2008. Since 2006, Dr. Thoene has been Active Emeritus Professor at the University of Michigan.  Previously, Dr. Thoene was the Karen Gore Professor and Director at the Hayward Human Genetics Center of the Tulane University Health Sciences Center from 2000 to 2006. Prior to that, Dr. Thoene was Professor of Pediatrics at the University of Michigan from 1977 to 1999.  He was also Head of the Biochemical Genetics Program at the University of Michigan from 1985 to 1999 and Director of the Pediatric Clinical Research Center at the University of Michigan from 1986 to 1998. Dr. Thoene is currently a member of The American Society for Clinical Investigation, The American Society of Biochemistry and Molecular Biology, The American Pediatric Society, The American Society of Human Genetics, and the Society for Inherited Metabolic Disorders. Dr. Thoene is Past Chairman of the National Organization for Rare Disorders and chaired the U.S. National Commission on Orphan Diseases. Dr. Thoene was a member of the board of directors of Copley Pharmaceuticals, Inc. from 1998 to 1999, a member of the Scientific Advisory Board of Watson Pharmaceuticals, Inc. from 1992 to 1998 and Chair of the Board of Scientific Counselors of the U.S. National Institute of Child Health and Human Development from 1999 to 2001. In 1964, Dr. Thoene received a Bachelor of Science in Chemistry from Stanford University, and in 1968 he received the M.D. degree from Johns Hopkins University School of Medicine.  He completed a residency in pediatrics at Johns Hopkins from 1968 to 1971.  Dr. Thoene was a Post Doctoral Fellow in Metabolic Disease at the University of California San Diego from 1974 to 1977. He is certified by the American Board of Medical Genetics in Clinical Biochemical Genetics and by the American Board of Pediatrics. He has published more than 100 peer-reviewed papers and chapters in scientific works and has edited three books: Pathophysiology of Lysosomal Transport, Small Molecule Therapy of Genetic Disease (in press) and Physician's Guide to Rare Diseases.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it, the Company believes that, during the fiscal year ended December 31, 2012, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were satisfied.

Code of Ethics

The Company has not yet adopted a code of ethics.  The Company intends to adopt a code of ethics in the near future.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth, for the years indicated, all compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by the Company’s chief executive officer , chief financial officer and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the stated periods; the information contained below represents compensation accrued to the Registrant’s officers for their work related to the Registrant and the Registrant’s subsidiary, Obio Pharmaceutical (HK), Ltd. These officers are referred to herein as the “named executive officers.”

Change in
Pension
						Non-Equity	Value and
						Incentive	Non-qualified
				Stock	Option	Plan	Compensation	All other
Name and		Salary	Bonus	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)	($)
Francis Chi	2009 2010 2011 2012	130 (1) 129 (1) 128 (1) 129 (1)	- - -	- - -	- - -	- - -	- - -	55,596 (1) 55,473 (1) 55,363 (1) 55,559 (1)	55,726 (1) 55,602 (1) 55,491 (1) 55,688 (1)
Bill P Chan	2009 2010 2011 2012	130 (1) 129 (1) 128 (1) 129 (1)	- - -	- - -	- - -	- - -	- - -	55,596 (1) 55,473 (1) 55,363 (1) 55,559 (1)	55,726 (1) 55,602 (1) 55,491 (1) 55,688 (1)
Cheng, Kin Chung	2009 2010 2011 2012	130 (1) 129 (1) 128 (1) 129 (1)	- - -	- - -	- - -	- - -	- - -	55,596 (1) 55,473 (1) 55,363 (1) 55,559 (1)	55,726 (1) 55,602 (1) 55,491 (1) 55,688 (1)
Jess Gilbert Thoene	2009 2010 2011 2012	130 (1) 129 (1) 128 (1) 129 (1)	- - -	- - -	- - -	- - -	- - -	55,596 (1) 55,473 (1) 55,363 (1) 55,559 (1)	55,596 (1) 55,602 (1) 55,491 (1) 55,688 (1)

(1)

This figure represents compensation accrued to Francis Chi, Bill P Chan, Cheng, Kin Chung and Jess Gilbert Thoene for work as directors of the Company’s subsidiary, Obio Pharmaceutical (H.K.) Ltd.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED

STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2012, certain information with respect to the common stock beneficially owned by (i) each director and/or executive officer of the Company; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all directors and executive officers as a group:

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common	Obio Pharmaceutical Holdings Limited Suite 1211, Tower 2, Silvercord, 30 Canton Road, Tsimshatsui, Kowloon, Hong Kong	147,000,000	98%
Common	Francis Chi (1) Suite 1211, Tower 2, Silvercord, 30 Canton Road, Tsimshatsui, Kowloon, Hong Kong	72,589,908 (2)	48.39%
Common	Cheng, Kin Chung (1) 2405 Windsor House, 311 Gloucester Road, Causeway Bay, Hong Kong	0	0%
Common	Dr. Bill Piu Chan (1) 6-2-8A Citichamp Palace, Madian, Beijing, 100088, China	356,611 (3)	0.24%
Common	Dr. Jess Gilbert Thoene (1) 1308 Brooks St Ann Arbor, MI 48103 USA	0	0%
Common	Bioglory International Limited P.O. Box 957, Offshore Corporations, Road Town, Tortola, British Virgin Islands	25,051,740 (4)	16.7%
Common	Simplex Capital (Holdings) Limited TrustNet Chambers, P.O. Box 3444, Road Town, Tortola, British Virgin Islands	13,858,616 (5)	9.24%
Common	Luckman Investment Limited Trident Chambers, P.O. Box 146, Road Town, Tortola, British Virgin Islands	7,515,522 (6)	5.01%
Common	All Directors and Executive Officers as a Group (4 in number)	72,946,519 (7)	48.63%

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Albert Wong & Co., CPA (“AWC”) was the Company’s principal accountant for the fiscal year ended December 31, 2012 and 2011, and was the principal accountant for the Company’s subsidiary, Obio Pharmaceutical (HK) Ltd., for the fiscal years ended December 31, 2012 and 2011.  The aggregate fees billed or to be billed by AWC for audit of the Company's annual financial statements for the fiscal year ended December 31, 2012 and 2011, were $16,000 and $15,000 respectively, and the aggregate fees billed by AWC for audit of the annual financial statements of Obio Pharmaceutical (HK), Ltd., for the fiscal years ended December 31, 2010 and 2009, were $2,000 and $2,000 respectively.

Audit Related Fees

The aggregate fees to be billed by AWC for review of the interim financial statements of the Company for the quarters ended March 31, June 30 and September 30, 2012 and 2011 were $9,000 and  $9,000 respectively.

Tax Fees

For the fiscal years ended December 31, 2012 and 2011, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

All Other Fees

AWC did not bill the Company of Obio Pharmaceutical (HK) Ltd. for any products and services other than the foregoing during the fiscal years ended December 31, 2012 and 2011.

Audit Committees Pre-approval Policies and Procedures

The Company does not have an audit committee per se. The current board of directors functions as the audit committee.

PART IV

ITEM 15. EXIBITS, FINANCIAL STATEMENT SCHEDULES

 (a)(1) Audited financial statements of the Registrant for the fiscal years ended December 31, 2012 and 2011, are filed in Item 8 of this Report on Form 10-K.

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

10.5	Current list of Patent Applications filed by Obio Pharmaceutical (H.K.) Limited, updated as of December 31, 2012.*
21.1	List of subsidiaries of the Registrant (incorporated by reference from exhibit to Form 8-K filed with the Securities and Exchange Commission on October 22, 2009)
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

Date:  March 22, 2013

By:

/s/ Kin Chung CHENG

--------------------------------------------

Kin Chung CHENG, Chief Financial Officer, Principal Accounting Officer and Director

Date:   March 22, 2013

By:

/s/ Francis CHI

--------------------------------------------

Francis CHI, Director

Date:

March 22, 2013

By:

/s/  Dr. Jess Gilbert Thoene

--------------------------------------------

Dr. Jess Gilbert Thoene, Director

Date:

March 22, 2013

ANTIVIRAL TECHNOLOGIES, INC.

(A Development Stage Company)

Financial Statements

Year Ended December 31, 2012 and 2011

Table of Contents

Page

Report of Independent Registered Public Accounting Firm - Albert Wong & Co.

F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2012 and 2011

F-3

Consolidated Statements of Operation and Comprehensive Loss for the years ended December 31, 2012 and 2011 and from September 13, 2007 (Inception) to December 31, 2012

F-4

Consolidated Statements of Stockholders' Equity and Accumulated Other Comprehensive Income for the period from

September 13, 2007 (Inception) to December 31, 2012

F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011 and from September 13,

2007 (Inception) to December 31, 2012

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

B.Soc., Sc., ACA., LL.B., C.P.A.(Practising)

To:  The board of directors and stockholders of

Antiviral Technologies, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Antiviral Technologies, Inc., a development stage company, ("the Group") as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2012 and 2011 as well as the period from September 13, 2007 (date of inception) to December 31, 2012. These consolidated financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Group as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011 as well as the period from September 13, 2007 (date of inception) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has deficits accumulated as at December 31, 2012 of $2,299,338 including net losses of $363,282 for the year ended December 31, 2012. These factors as discussed in Note 2 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Albert Wong & Co.

Hong Kong, China                                                                             Albert Wong & Co.

March 22, 2013

Certified Public Accountants

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

		2012	2011
	Notes	-----------------	-----------------
ASSETS
Current Assets:
Cash and cash equivalents		$699	$3,935
Prepayments, deposit and other receivables		2	946
		---------------------	---------------------
Total current assets		701	4,881

Non-Current Assets
Property, plant and equipments, net	5	1,603	2,890
Patents, net	6	482,892	397,784
		---------------------	---------------------
Total non-current assets		484,495	400,674
		---------------------	---------------------
Total Assets		$485,196	$405,555
		=============	=============

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current liabilities:
Accruals and other payables		$147,320	$167,712
Amounts due to directors and officers	7	1,024,051	789,993
Amount due to the shareholder	8	1,616,341	1,381,645
		---------------------	---------------------
Total Liabilities		$2,787,712	$2,339,350
		---------------------	---------------------

Stockholders' equity/(deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
no share issued and outstanding		-	-
Common stock, $0.001 par value; 150,000,000 shares authorized;
150,000,000 shares issued and outstanding		$150,000	$150,000
Additional paid-in-capital		(144,858)	(144,858)
Accumulated other comprehensive income		(8,320)	(2,881)
Deficit accumulated during the development stage		(2,299,338)	(1,936,056)
		---------------------	---------------------
Total stockholders' equity/(deficit)		(2,302,516)	(1,933,795)
		---------------------	---------------------
Total Liabilities and Shareholders' equity		$485,196	$405,555
		============	============

The accompanying notes are an integral part of these consolidated financial statements

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011 AND FROM SEPTEMBER 13, 2007 (INCEPTION) TO DECEMBER 31, 2012
(Stated in US Dollars)

			For the period from September 13, 2007
			(Inception) to
	2012	2011	December 31, 2012
	-----------------------	-----------------------	----------------------------
Revenue	$-	$-	$-
	-----------------------	-----------------------	----------------------------

Operating Expenses:
Selling and distribution costs	6,847	8,875	53,124
General and administrative expenses	356,438	394,019	2,128,392
	-----------------------	-----------------------	----------------------------
Loss from operations before other expense	(363,285)	(402,894)	(2,181,516)

Other expenses – net exchange gain / (loss)	-	2	(95,224)
Bad debt written off	-	-	(3,585)
Preliminary expenses	-	-	(1,393)
Interest income	3	8	14,342
Interest expense	-	-	(31,962)
	-----------------------	-----------------------	-----------------------------
Net loss	(363,282)	(402,884)	(2,299,338)
Other comprehensive income
Foreign currency translation gain / (loss)	(5,439)	(7,025)	(8,320)
	------------------------	------------------------	-----------------------------
Comprehensive loss	(368,721)	(409,909)	(2,307,658)
	==============	==============	=================

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0,02)
	==============	==============	=================
Basic and diluted weighted average number of common shares *	150,000,000	150,000,000	148,819,215
	=============	=============	=================

The accompanying notes are an integral part of these consolidated financial statements.

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE PERIOD FROM SEPTEMBER 13, 2007 (INCEPTION) TO DECEMBER 31, 2012
(Stated in US Dollars)

			Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity (deficit)
	Common stock
	Shares	Amount
		US$	US$	US$	US$	US$

Balance at September 13, 2007 (inception)	-	-	-	-	-	-
Issuance of founder shares	147,000,000	147,000	(146,999)	-	-	1
Foreign currency translation adjustment	-	-	-	1,042	-	1,042
Net loss	-	-	-	-	(319,416)	(319,416)
	---------------	----------	--------------	---------------	--------------	---------------
Balance at December 31, 2007	147,000,000	147,000	(146,999)	1,042	(319,416)	(318,373)
Foreign currency translation adjustment	-	-	-	10	-	10
Net loss	-	-	-	-	(310,453)	(310,453)
	---------------	----------	--------------	---------------	--------------	---------------
Balance at December 31, 2008	147,000,000	147,000	(146,999)	1,052	(629,869)	(628,816)

Reverse acquisition	3,000,000	3,000	2,141	-	-	5,141
Foreign currency translation adjustment	-	-	-	492	-	492
Net loss	-	-	-	-	(462,012)	(462,012)
	---------------	-----------	--------------	---------------	--------------	---------------
Balance at December 31, 2009	150,000,000	150,000	(144,858)	1,544	(1,091,881)	(1,085,195)
Foreign currency translation adjustment	-	-	-	2,600	-	2,600
Net loss	-	-	-	-	(441,291)	(441,291)
	---------------	----------	--------------	---------------	--------------	---------------
Balance at December 31, 2010	150,000,000	150,000	(144,858)	4,144	(1,533,172)	(1,523,886)
Foreign currency translation adjustment	-	-	-	(7,025)	-	(7,025)
Net loss	-	-	-	-	(402,884)	(402,884)
	---------------	----------	--------------	---------------	--------------	---------------
Balance at December 31, 2011	150,000,000	150,000	(144,858)	(2,881)	(1,936,056)	(1,933,795)
Foreign currency translation adjustment	-	-	-	(5,439)	-	(5,439)
Net loss	-	-	-	-	(363,282)	(363,282)
	---------------	----------	--------------	---------------	--------------	---------------
Balance at December 31, 2012	150,000,000	150,000	(144,858)	(8,320)	(2,299,338)	(2,302,516)
	=========	=======	========	=========	========	=========

The accompanying notes are an integral part of these consolidated financial statements.

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011 AND FROM SEPTEMBER 13, 2007 (INCEPTION) TO DECEMBER 31, 2012
(Stated in US Dollars)

			For the period from
			September 13, 2007
			(Inception) to
	2012	2011	December 31, 2012
	-----------------	-----------------	----------------------------
Cash flows from operating activities:
Net Loss	$(363,282)	$(402,884)	$(2,299,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,305	1,284	9.133
Amortization	8,484	4,766	29,613
Written off on patents	9,414	15,506	33,248
(Increase) decrease in assets and liabilities:
Prepaid expenses, deposit	944	6,953	(2)
Other receivables	-	-	-
Accruals	(20,392)	10,036	146,830
Related party payables	-	-	490
Amounts due to directors and officers	224,350	225,850	872,181
Compensatory option issuances	-	-	560
	----------------	------------------	----------------------------
Net cash generated/(used) in operating activities	(139,177)	(138,489)	(1,207,285)
Cash flows from investing activities:
Purchase of plant and equipment	(51)	(179)	(10,886)
Patents filing costs	(103,058)	(48,983)	(545,825)
	----------------	------------------	----------------------------
Net cash used in investing activities	(103,109)	(49,162)	(556,711)

Cash flows from financing activities:
Amount due to director, officer and shareholder	244,403	195,359	1,768,211
Sales of common stock	-	-	21,000
	----------------	------------------	----------------------------
Net cash (used in) provided by financing activities	244,403	195,359	1,789,211
	----------------	------------------	----------------------------
Net increase/(decrease) in cash and cash equivalents	2,117	7,708	25,215
Effect of exchange rate changes on cash and cash equivalents	(5,353)	(6,907)	(24,516)
Cash and cash equivalents – beginning of year	3,935	3,134	-
	----------------	------------------	----------------------------
Cash and cash equivalents – end of year	$699	$3,935	$699
	===========	===========	=================
Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$31,962
	===========	===========	================
Income taxes paid	$-	$-	$-
	===========	===========	================

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

As of December 31, 2012, the Company has not generated any revenue and has incurred an accumulated deficit since inception totaling $2,299,338 at December 31, 2012 and its current liabilities exceed its current assets by $2,787,011. These financial statements do not include any adjustments relating to the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern

NOTE 3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company owned its subsidiary soon after its inception and continued to own the equity’s interests through December 31, 2012.  The following table depicts the identity of the subsidiary:

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

The exchange rates used to translate amounts in HK$ and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	2012	2011
Year end HKD : USD exchange rate	7.7519	7.7691
Average yearly HKD : USD exchange rate	7.75752	7.78505

	2012	2011
Year end RMB : USD exchange rate	6.3161	6.3647
Average yearly RMB : USD exchange rate	6.31984	6.47351

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

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Stated in US Dollars)

NOTE 3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(l)

Recently implemented standards

In July 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-01, Health Care Entities (Topic 954): Continuing Care Retirement Communities -- Refundable Advance Fees. This ASU clarifies that an entity should classify an advance fee as deferred revenue when a continuing care retirement community has a resident contract that provides for payment of the refundable advance fee upon reoccupancy by a subsequent resident, which is limited to the proceeds of reoccupancy. Refundable advance fees that are contingent upon reoccupancy by a subsequent resident but are not limited to the proceeds of reoccupancy should be accounted for and reported as a liability. For public entities (including conduit bond obligors), the amendments in ASU No. 2012-01 are effective for fiscal periods beginning after December 15, 2012. For nonpublic entities, the amendments to the codification in the ASU are effective for fiscal periods beginning after December 15, 2013. Early adoption is permitted. The amendments in ASU No. 2012-01 should be applied retrospectively by recording a cumulative-effect adjustment to opening retained earnings (or unrestricted net assets) as of the beginning of the earliest period presented.

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

In August 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-03, Technical Amendments and Corrections to SEC Sections. This ASU amends various SEC paragraphs pursuant to SAB 114, SEC Release No. 33-9250, and ASU 2010-22, which amend or rescind portions of certain SAB Topics.

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

NOTE 3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 4  CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Company to concentrations of credit risk, consists of cash and other receivables as of December 31, 2012 and 2011. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of December 31, 2012 and 2011, the Company’s bank deposits were all placed with banks in Hong Kong and the PRC where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

The maximum amount of loss due to credit risk that the Company would incur if the counter parties to the financial instruments failed to perform is represented the carrying amount of each financial asset in the balance sheet.

NOTE 5  PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment is summarized as follows:

	2012	2011
	----------------------	----------------------
Cost

Plant and Machinery	$3,894	$3,886
Furniture, fixture and equipment	1,770	1,756
Office equipment	5,222	5,194
	-----------------------	-----------------------
	10,886	10,836
Accumulated depreciation	(9,283)	(7,946)
	-----------------------	-----------------------

	$1,603	$2,890
	==============	==============

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Stated in US Dollars)

NOTE 5  PROPERTY, PLANT AND EQUIPMENT , NET (Continued)

Depreciation expenses included in the general and administrative expenses for the years ended December 31, 2012 and 2011 were $1,305 and $1,284.

NOTE 6  PATENTS, NET

Patents are summarized as follows:

	2012	2011
	----------------------	----------------------
Cost

Patents	$445,497	$352,000
License	67,080	66,932
	-----------------------	-----------------------
	512,577	418,932
Accumulated amortisation	(29,685)	(21,148)
	-----------------------	-----------------------

	$482,892	$397,784
	==============	==============

Amortization included in the general and administrative expenses for the years ended December 31, 2012 and 2011 were $8,484 and $4,766.

NOTE 7  AMOUNTS DUE TO DIRECTORS AND OFFICERS

Amounts due to directors and officers were the amounts due to Mr. Francis Chi, Director, Dr. Bill Piu Chan, Director and Chief Executive Officer, Mr. Kin Chung Cheng, Director and Chief Financial Officer and Dr. Jess Gilbert Thoene, Director and Chief Technical Officer and was unsecured, interest free and repayable upon completion of any fund raising exercise of Obio HK or ATI. The balances due to directors and officers are $1,024,051 and $789,993 as of December 31, 2012 and 2011 respectively.

NOTE 8  AMOUNT DUE TO THE SHAREHOLDER

Amount due to the shareholder was unsecured, interest free and does not have a fixed repayment date.

NOTE 9  INCOME TAXES

United States Tax

The Company is subject to the United States of America tax jurisdiction. No provision for income taxes in the United States or elsewhere has been made as the Company had no taxable income for the years ended December 31, 2012 and 2011. The statutory tax rate for each of the years ended December 31, 2012 and 2011 is in a range from 15% to 35%.

Hong Kong Tax

Obio HK is subject to the Hong Kong profits tax rate of 16.5%. No provision for income taxes in the Hong Kong or elsewhere has been made as Obio HK had no taxable income for the years ended December 31, 2012 and 2011.

PRC Tax

Beijing Obio is registered and operated in Beijing, the PRC, subject to a 25% enterprise income tax (“EIT”). No provision for income taxes in the PRC or elsewhere has been made as Beijing Obio had no taxable income for years ended December 31, 2012 and 2011.

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Stated in US Dollars)

NOTE 9  INCOME TAXES (Continued)

The Company did not have any interest and penalty recognized in the income statements for the year ended December 31, 2012 and 2011 or balance sheet as of December 31, 2012 and 2011. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company’s 2009, 2010, 2011 and 2012 U.S. Corporation Income Tax Return are subject to U.S. Internal Revenue Service examination, the Company’s 2006/7, 2007/8, 2008/9, 2009/2010, 2010/2011, 2011/2012,

2012/2013 Hong Kong Corporations Profits Tax Return filing are subject to Hong Kong Inland Revenue Department examination, and the Company’s 2007, 2008, 2009, 2010, 2011, 2012 EIT Return filing are subject to PRC State Administration of Taxation examination.

(a)

A reconciliation between the income tax computed at the Hong Kong profits tax rate and the Group’s provision for income tax is as follows:

	2012	2011

Hong Kong profits tax	16.5%	16.5%
Valuation allowances	(16.5%)	(16.5%)

Provision for income tax	-	-

(b)

No deferred tax has been provided as there are no material temporary differences arising during the years ended December 31, 2012 and 2011.

NOTE 10  RELATED PARTY TRANSACTIONS

In the normal course of its business, the group carried out the following related party transactions during the years 2012 and 2011.

	2012	2011

Company secretarial fee paid to related parties (a)	$503	$498

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

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Stated in US Dollars)

NOTE 13 SUBSEQUENT EVENTS

In preparing these financial statements, the Company evaluated the events and transactions that occurred from January 1,

2013 through March 22 , 2013, the date these financial statements were issued. The Company has made the required additional disclosures in reporting periods in which subsequent events occur.