Form 10-Q
period 2013-03-31
ANTIVIRAL TECHNOLOGIES, INC.
filed 2013-05-09
CIK 1445226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

[   ] Yes   [ X ] No

As of March 31, 2013 the Issuer had 150,000,000 shares of common stock issued and outstanding.

i

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 (unaudited)	1
	Consolidated Statements of Operations and Comprehensive Loss for the Three Months ended March 31, 2013 and 2012 and from September 13, 2007 (Inception) to March 31, 2013 (unaudited)	2
	Consolidated Statements of Stockholders' Deficit and Accumulated Other Comprehensive Deficit for the period September 13, 2007 (Inception) to March 31, 2013 (unaudited)	3
	Consolidated Statements of Cash Flows for the Three Months ended March 31, 2013 and 2012 and from September 13, 2007 (Inception) to March 31, 2013 (unaudited)	4
	Notes to Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	15

Item 4.	Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	16

Item 1A	Risk Factors	16

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3	Defaults Upon Senior Securities	16

Item 4	Mine Safety Disclosures	16

Item 5	Other Information	16

Item 6.	Exhibits	16

SIGNATURES		17

ii

PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2013 AND DECEMBER 31, 2012
Currency stated in United States Dollars

		March 31, 2013	December 31, 2012
	Notes	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents		$553	$699
Prepayments, deposit and other receivables		2	2
Total current assets		555	701

Non-Current Assets
Property, plant and equipment, net	6	1,283	1,603
Patents, net	7	490,381	482,892
Total non-current assets		491,664	484,495

Total Assets		$492,219	$485,196

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accruals and other payables		$163,740	$147,320
Amounts due to directors and officers	8	1,079,921	1,024,051
Amount due to the shareholder	9	1,633,457	1,616,341
Total Liabilities		$2,877,118	$2,787,712

Stockholders' deficit:
Preferred stock, par value $0.001, 20,000,000 shares authorized, no share issued as of March 31, 2013 and December 31, 2012		-	-
Common stock, $0.001 par value; 150,000,000 shares authorized; 150,000,000 shares issued and outstanding as of March 31, 2013 and December 31, 2012.		$150,000	$150,000
Additional paid-in-capital		(144,858)	(144,858)
Accumulated other comprehensive income		(5,787)	(8,320)
Deficit accumulated during the development stage		(2,384,254)	(2,299,338)

Total stockholders' equity/(deficit)		(2,384,899)	(2,302,516)

Total Liabilities and Shareholders' equity		$492,219	$485,196

 The accompanying notes are an integral part of these consolidated financial statements

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
AND FROM SEPTEMBER 13, 2007 (INCEPTION) TO MARCH 31, 2013
Unaudited, currency stated in United States Dollars

			For the period
	Three Months ended		September 13, 2007
	March 31,		(Inception to)
	2013	2012	March 31, 2013

Revenue	$-	$-	$-

Operating Expenses:
Selling and distribution costs	85	5,322	53,209
General and administrative expenses	84,831	84,822	2,213,223

Loss from operations before other expense	(84,916)	(90,144)	(2,266,432)

Other expenses	-	-	(95,224)
Write off of bad debt	-	-	(3,585)
Preliminary expenses	-	-	(1,393)
Interest income	-	2	14,342
Interest expense	-	-	(31,962)

Net loss	(84,916)	(90,142)	(2,384,254)

Other comprehensive income
Foreign currency translation gain / (loss)	2,533	(1,895)	(5,787)

Comprehensive loss	$(82,383)	$(92,037)	$(2,390,041)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0,02)

Basic and diluted weighted average number of common shares	150,000,000	150,000,000	148,871,668

The accompanying notes are an integral part of these consolidated financial statements.

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE DEFICIT
FOR THE PERIOD FROM SEPTEMBER 13, 2007 (INCEPTION) TO MARCH 31, 2013
Unaudited, currency stated in United States Dollars, except for number of shares

			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	deficit	deficit	equity (deficit)

Balance at September 13, 2007 (inception)	-	$-	$-	$-	$-	$-
Issuance of founder shares	147,000,000	147,000	(146,999)	-	-	1
Foreign currency translation adjustment	-	-	-	1,042	-	1,042
Net loss	-	-	-	-	(319,416)	(319,416)

Balance at December 31, 2007	147,000,000	147,000	(146,999)	1,042	(319,416)	(318,373)
Foreign currency translation adjustment	-	-	-	10	-	10
Net loss	-	-	-	-	(310,453)	(310,453)

Balance at December 31, 2008	147,000,000	147,000	(146,999)	1,052	(629,869)	(628,816)
Reverse acquisition	3,000,000	3,000	2,141	-	-	5,141
Foreign currency translation adjustment	-	-	-	492	-	492
Net loss	-	-	-	-	(462,012)	(462,012)

Balance at December 31, 2009	150,000,000	150,000	(144,858)	1,544	(1,091,881)	(1,085,195)
Foreign currency translation adjustment	-	-	-	2,600	-	2,600
Net loss	-	-	-	-	(441,291)	(441,291)

Balance at December 31, 2010	150,000,000	150,000	(144,858)	4,144	(1,533,172)	(1,523,886)
Foreign currency translation adjustment	-	-	-	(7,025)	-	(7,025)
Net loss	-	-	-	-	(402,884)	(402,884)

Balance at December 31, 2011	150,000,000	150,000	(144,858)	(2,881)	(1,936,056)	(1,933,795)
Foreign currency translation adjustment	-	-	-	(5,439)	-	(5,439)
Net loss	-	-	-	-	(363,282)	(363,282)

Balance at December 31, 2012	150,000,000	$150,000	$(144,858)	$(8,320)	$(2,299,338)	$(2,302,516)
Foreign currency translation adjustment	-	-	-	2,533	-	2,533
Net loss	-	-	-	-	(84,916)	(84,916)

Balance at March 31, 2013	150,000,000	$150,000	$(144,858)	$(5,787)	$(2,384,254)	$(2,384,899)

The accompanying notes are an integral part of these consolidated financial statements.

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
AND FROM SEPTEMBER 13, 2007 (INCEPTION) TO MARCH 31, 2013
Unaudited, currency stated in United States Dollars

			For the period
	Three Months ended		September 30, 2007
	March 31		(Inception) to
	2013	2012	March 31, 2013

Cash flows from operating activities:
Net Loss	$(84,916)	$(90,142)	$(2,384,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	327	326	9,460
Amortization	3,305	1,293	32,918
Written off on patents	(618)	-	32,630
Change in assets and liabilities:
Prepaid expenses, deposits	-	945	(2)
Other receivables	-	-	-
Accruals	16,420	(12,377)	163,250
Related party payables	-	-	490
Amounts due to directors and officers	54,271	56,013	926,452
Compensatory option issuances	-	-	560
Net cash generated/(used) in operating activities	(11,211)	(43,942)	(1,218,496)

Cash flows from investing activities:
Purchase of plant and equipment	(16)	(33)	(10,902)
Patents filing costs	(10,126)	(13,192)	(555,951)
Net cash used in investing activities	(10,142)	(13,225)	(566,853)

Cash flows from financing activities:
Amount due to the stockholder	17,116	49,769	1,633,457
Director’s advancement	1,599	7,150	153,469
Sales of common stock	-	-	21,000
Net cash (used in) provided by financing activities	18,715	56,919	1,807,926

Net increase/(decrease) in cash and cash equivalents	(2,638)	(248)	22,577

Effect of exchange rate changes on cash and cash equivalents	2,492	(1,866)	(22,024)

Cash and cash equivalents – beginning of period	699	3,935	-

Cash and cash equivalents – end of period	$553	$1,821	$553

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$31,962
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013   (UNAUDITED)

(Stated in US Dollars)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements of Antiviral Technologies, Inc. at March 31, 2013 and 2012 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2012. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended March 31, 2013 and 2012 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2012 balance sheet has been derived from the Company’s audited financial statements included in its annual report on Form 10-K for the year ended December 31, 2012.

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

NOTE 3  CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Company to concentrations of credit risk, consists of cash and other receivables as of March 31, 2013 and 2012. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of March 31, 2013 and 2012, the Company’s bank deposits were all placed with banks in Hong Kong and the PRC where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

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

As of March 31, 2013, the Company has not generated any revenue and has incurred an accumulated deficit since inception totaling $2,384,254 at March 31, 2013 and its current liabilities exceed its current assets by $2,876,563. These financial statements do not include any adjustments relating to the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

NOTE 5  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Principles of consolidation

The consolidated financial statements are presented in US Dollars and include the accounts of the Company and its subsidiary.  All significant inter-company balances and transactions are eliminated in consolidation.

The Company owned its subsidiary soon after its inception and continued to own the equity’s interests through March 31, 2013.  The following table depicts the identity of the subsidiary:

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

(h)

Income taxes

The Company accounts for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”).  We have determined an estimated annual effective tax rate.  The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate.  As of March 31, 2013, the estimated effective tax rate for the year will be zero.

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

The exchange rates used to translate amounts in HKD and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	March 31, 2013	December 31, 2012	March 31, 2012
Twelve months ended HKD : USD exchange rate		7.7519
Three months ended HKD : USD exchange rate	7.7641		7.7646
Average three months ended HKD : USD exchange rate	7.75613		7.76075

	March 31, 2013	December 31, 2012	March 31, 2012
Twelve months ended RMB : USD exchange rate		6.3161
Three months ended RMB : USD exchange rate	6.2816		6.3247
Average three months ended RMB : USD exchange rate	6.28582		6.32012

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

(j)

Per Share Information

Earnings per share are based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect, if any, for common stock equivalents, including stock options, restricted stock, and other stock-based compensation. Earnings per common share are computed in accordance with ASC Topic 260, Earnings Per Share, which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive securities outstanding during the year.  We had a net loss for the three-month periods ended March 31, 2013 and 2012, and accordingly, any outstanding equivalents would be anti-dilutive.

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

In January 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification™ (Codification) or subject to a master netting arrangement or similar agreement. The FASB undertook this clarification project in response to concerns expressed by U.S. stakeholders about the standard’s broad definition of financial instruments. After the standard was finalized, companies realized that many contracts have standard commercial provisions that would equate to a master netting arrangement, significantly increasing the cost of compliance at minimal value to financial statement users. An entity is required to apply the amendments in ASU 2013-01 for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11.

In February 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU improves the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP.

The new amendments will require an organization to:

●

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

●

Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). A private company is required to meet the reporting requirements of the amended paragraphs about the roll forward of accumulated other comprehensive income for both interim and annual reporting periods. However, private companies are only required to provide the information about the effect of reclassifications on line items of net income for annual reporting periods, not for interim reporting periods. The amendments are effective for reporting periods beginning after December 15, 2012, for public companies and are effective for reporting periods beginning after December 15, 2013, for private companies. Early adoption is permitted.

In February 2013, FASB issued Accounting Standards Update (ASU) No. 2013-03, Financial Instruments (Topic 825). This ASU clarifies the scope and applicability of a disclosure exemption that resulted from the issuance of Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure

Requirements in U.S. GAAP and IFRSs. The amendment clarifies that the requirement to disclose "the level of the fair value hierarchy within which the fair value measurements are categorized in their entirety (Level 1, 2, or 3)" does not apply to nonpublic entities for items that are not measured at fair value in the statement of financial position, but for which fair value is disclosed. This ASU is the final version of Proposed Accounting Standards Update 2013-200—Financial Instruments (Topic 825) which has been deleted. The amendments are effective upon issuance.

In February 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. This ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2014, and interim periods and annual periods thereafter. The amendments in this ASU should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU’s scope that exist at the beginning of an entity’s fiscal year of adoption. An entity may elect to use hindsight for the comparative periods (if it changed its accounting as a result of adopting the amendments in this ASU) and should disclose that fact. Early adoption is permitted.

In March 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-05, Foreign Currency Matters (Topic 830). This ASU resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights)within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. This ASU is the final version of Proposed Accounting Standards Update EITF11Ar—Foreign Currency Matters (Topic 830), which has been deleted. The amendments in this Update are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. For nonpublic entities the amendments in this Update are effective prospectively for the first annual period beginning after December 15, 2014, and interim and annual periods thereafter. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

NOTE 6  PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment is summarized as follows:

	As of March 31, 2013	As of December 31, 2012
	-------------------------------	-------------------------------
Cost

Plant and Machinery	$3.888	$3,894
Furniture, fixture and equipment	1,780	1,770
Office equipment	5,234	5,222
	-----------------------	-----------------------
	10,902	10,886
Accumulated depreciation	(9,619)	(9,283)
	-----------------------	-----------------------

	$1,283	$1,603
	==============	==============

Depreciation expenses included in the general and administrative expenses for the three months ended March 31, 2013 and for the year ended December 31, 2012 were $327 and $1,305.

NOTE 7  PATENTS, NET

Patents are summarized as follows:

	As of March 31, 2013	As of December 31, 2012
	-------------------------------	-------------------------------
Cost

Patents	$456,346	$445,497
License	66,975	67,080
	-----------------------	-----------------------
	523,321	512,577
Accumulated amortization	(32,940)	(29,685)
	-----------------------	-----------------------

	$490,381	$482,892
	==============	==============

Amortization included in the general and administrative expenses for the three months ended March 31, 2013 and for the year ended December 31, 2012 were $3,305 and $8,484.

Written off on patents included in the general and administrative expenses for the period September 13, 2007 (Inception) to March 31, 2013 was $32,630.

NOTE 8  AMOUNTS DUE TO DIRECTORS AND OFFICERS

Amounts due to directors and officers were the amount due to Mr. Francis Chi, Director, Dr. Bill Piu Chan, Director and Chief Executive Officer, Mr. Kin Chung Cheng, Director and Chief Financial Officer and Dr. Jess Gilbert Thoene, Director and Chief Technical Officer and was unsecured, interest free and repayable upon completion of any fund raising exercise of Obio HK or ATI. The balances due to directors and officers are $1,079,921 and $1,024,051 as of March 31, 2013 and December 31, 2012 respectively.

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

NOTE 11  RELATED PARTY TRANSACTIONS

In the normal course of its business, the group carried out the following related party transactions during the three months ended March 31, 2013 and 2012.

	For the three months ended
	March 31, 2013	March 31, 2012

Company secretarial fee paid to related parties (a)	$503	$502

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

NOTE 14 SUBSEQUENT EVENTS

In preparing these financial statements, the Company evaluated the events and transactions that occurred from April 1, 2013, through May 9, 2013, the date these financial statements were issued. The Company has made the required additional disclosures in reporting periods in which subsequent events occur.

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

Liquidity and Capital Resources

As of March 31, 2013, we had current assets of $555 consisting of cash and cash equivalents of $553 as well as deposits and prepayments of $2.  As of March 31, 2013, our total assets were $492,219, consisting primarily of the net value of patents of $490,381.

As of March 31, 2013, our current liabilities were $2,877,118, consisting of amounts due to our holding company and directors/officers in the amounts of $1,633,457 and $1,079,921 respectively, which are unsecured, interest free and repayable upon demand.

As described more fully below under Plan of Operations, our plan of operations calls for significant expenditures in connection with conducting additional research and development activities and conducting clinical trials TG 21.

Plan of Operations

Our plan of operations for the fiscal year ending December 31, 2013, is to continue to seek for additional funding to conduct additional research and development activities regarding TG 21 and other potential antiviral solutions for various viruses.

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

Going Concern Consideration

The Company is a development stage company. The Company incurred a net loss of $84,916 for the three months ended March 31, 2013 and has an accumulated net loss of $2,384,254 as at March 31, 2013. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. Failure to secure such financing and to raise additional equity capital may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ANTIVIRAL TECHNOLOGIES, INC.

By:

/s/Bill Piu CHAN

--------------------------------------------------

Bill Piu CHAN, Chief Executive Officer

Date:   May 9, 2013.

By:

/s/Kin Chung CHENG

-------------------------------------------------------

Kin Chung CHENG, Chief Financial Officer

Date:   May 9, 2013