Form 10-Q
period 2013-06-30
ANTIVIRAL TECHNOLOGIES, INC.
filed 2013-08-14
CIK 1445226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

[   ] Yes   [ X ] No

As of June 30, 2013 the Issuer had 150,000,000 shares of common stock issued and outstanding.

i

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 (unaudited)	1
	Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Six Months ended June 30, 2013 and 2012 and from September 13, 2007 (Inception) to June 30, 2013 (unaudited)	2
	Consolidated Statements of Stockholders' Deficit and Accumulated Other Comprehensive Deficit for the period September 13, 2007 (Inception) to June 30, 2013 (unaudited)	3
	Consolidated Statements of Cash Flows for the Six Months ended June 30, 2013 and 2012 and from September 13, 2007 (Inception) to June 30, 2013 (unaudited)	4
	Notes to Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	16

Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

SIGNATURES		18

ii

PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2013 AND DECEMBER 31, 2012
Currency stated in United States Dollars

		June 30, 2013	December 31, 2012
	Notes	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents		$483	$699
Prepayments, deposit and other receivables		2	2
Total current assets		485	701

Non-Current Assets
Property, plant and equipment, net	6	1,012	1,603
Patents, net	7	480,647	482,892
Total non-current assets		481,659	484,495

Total Assets		$482,144	$485,196

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accruals and other payables		$167,943	$147,320
Amounts due to directors and officers	8	1,139,045	1,024,051
Amount due to the shareholder	9	1,662,327	1,616,341
Total Liabilities		$2,969,315	$2,787,712

Stockholders' deficit:
Preferred stock, par value $0.001, 20,000,000 shares authorized, no share issued as of June 30, 2013 and December 31, 2012		-	-
Common stock, $0.001 par value; 150,000,000 shares authorized; 150,000,000 shares issued and outstanding as of June 30, 2013 and December 31, 2012.		$150,000	$150,000
Additional paid-in-capital		(144,858)	(144,858)
Accumulated other comprehensive income		(10,066)	(8,320)
Deficit accumulated during the development stage		(2,482,247)	(2,299,338)

Total stockholders' equity/(deficit)		(2,487,171)	(2,302,516)

Total Liabilities and Shareholders' equity		$482,144	$485,196

 The accompanying notes are an integral part of these consolidated financial statements

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
AND FROM SEPTEMBER 13, 2007 (INCEPTION) TO JUNE 30, 2013
Unaudited, currency stated in United States Dollars

					For the period
	Three Months ended		Six Months ended		September 13, 2007
	June 30,		June 30,		(Inception to)
	2013	2012	2013	2012	June 30, 2013

Revenue	$-	$-	$-	$-	$-

Operating Expenses:
Selling and distribution costs	-	1,264	85	6,586	53,210
General and administrative expenses	97,994	78,957	182,825	163,780	2,311,217

Loss from operations before other expense	(97,994)	(80,221)	(182,910)	(170,366)	(2,364,427)

Other expenses	-	-	-	-	(95,224)
Write off of bad debt	-	-	-	-	(3,585)
Preliminary expenses	-	-	-	-	(1,393)
Interest income	1	-	1	2	14,343
Interest expense	-	-	-	-	(31,962)

Net loss	(97,993)	(80,221)	(182,909)	(170,364)	(2,482,248)

Other comprehensive income
Foreign currency translation gain / (loss)	(4,279)	(1,796)	(1,746)	(3,691)	(10,066)

Comprehensive loss	$(102,272)	$(82,017)	$(184,655)	$(174,055)	$(2,492,314)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0,02)

Basic and diluted weighted average number of common shares	150,000,000	150,000,000	150,000,000	150,000,000	148,920,170

The accompanying notes are an integral part of these consolidated financial statements

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE DEFICIT
FOR THE PERIOD FROM SEPTEMBER 13, 2007 (INCEPTION) TO JUNE 30, 2013
Unaudited, currency stated in United States Dollars, except for number of shares

			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	deficit	deficit	equity (deficit)

Balance at September 13, 2007 (inception)	-	$-	$-	$-	$-	$-
Issuance of founder shares	147,000,000	147,000	(146,999)	-	-	1
Foreign currency translation adjustment	-	-	-	1,042	-	1,042
Net loss	-	-	-	-	(319,416)	(319,416)

Balance at December 31, 2007	147,000,000	147,000	(146,999)	1,042	(319,416)	(318,373)
Foreign currency translation adjustment	-	-	-	10	-	10
Net loss	-	-	-	-	(310,453)	(310,453)

Balance at December 31, 2008	147,000,000	147,000	(146,999)	1,052	(629,869)	(628,816)
Reverse acquisition	3,000,000	3,000	2,141	-	-	5,141
Foreign currency translation adjustment	-	-	-	492	-	492
Net loss	-	-	-	-	(462,012)	(462,012)

Balance at December 31, 2009	150,000,000	150,000	(144,858)	1,544	(1,091,881)	(1,085,195)
Foreign currency translation adjustment	-	-	-	2,600	-	2,600
Net loss	-	-	-	-	(441,291)	(441,291)

Balance at December 31, 2010	150,000,000	150,000	(144,858)	4,144	(1,533,172)	(1,523,886)
Foreign currency translation adjustment	-	-	-	(7,025)	-	(7,025)
Net loss	-	-	-	-	(402,884)	(402,884)

Balance at December 31, 2011	150,000,000	150,000	(144,858)	(2,881)	(1,936,056)	(1,933,795)
Foreign currency translation adjustment	-	-	-	(5,439)	-	(5,439)
Net loss	-	-	-	-	(363,282)	(363,282)

Balance at December 31, 2012	150,000,000	$150,000	$(144,858)	$(8,320)	$(2,299,338)	$(2,302,516)
Foreign currency translation adjustment	-	-	-	(1,746)	-	(1,746)
Net loss	-	-	-	-	(182,909)	(182,909)

Balance at June 30, 2013	150,000,000	$150,000	$(144,858)	$(10,066)	$(2,482,247)	$(2,487,171)

The accompanying notes are an integral part of these consolidated financial statements.

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
AND FROM SEPTEMBER 13, 2007 (INCEPTION) TO JUNE 30, 2013
Unaudited, currency stated in United States Dollars

			For the period
	Six Months ended		September 30, 2007
	June 30		(Inception) to
	2013	2012	June 30, 2013

Cash flows from operating activities:
Net Loss	$(182,909)	$(170,364)	$(2,482,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	618	652	9,751
Amortization	7,123	2,784	36,736
Written off on patents	15,038	-	48,285
Change in assets and liabilities:
Prepaid expenses, deposits	-	944	(2)
Other receivables	-	-	-
Accruals	20,623	18,246	167,453
Related party payables	-	-	490
Amounts due to directors and officers	110,785	112,345	982,966
Compensatory option issuances	-	-	560
Net cash generated/(used) in operating activities	(28,722)	(35,393)	(1,236,008)

Cash flows from investing activities:
Purchase of plant and equipment	(94)	(41)	(10,980)
Patents filing costs	(19,897)	(75,217)	(565,721)
Net cash used in investing activities	(19,991)	(75,258)	(576,701)

Cash flows from financing activities:
Amount due to the stockholder	45,986	102,183	1,662,327
Director’s advancement	4,209	8,652	156,079
Sales of common stock	-	-	21,000
Net cash (used in) provided by financing activities	50,195	110,835	1,839,406

Net increase/(decrease) in cash and cash equivalents	1,482	184	26,697

Effect of exchange rate changes on cash and cash equivalents	(1,698)	(3,632)	(26,214)

Cash and cash equivalents – beginning of period	699	3,935	-

Cash and cash equivalents – end of period	$483	$487	$483

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$31,962
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2013   (UNAUDITED)

(Stated in US Dollars)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements of Antiviral Technologies, Inc. at June 30, 2013 and 2012 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2012. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended June 30, 2013 and 2012 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2012 balance sheet has been derived from the Company’s audited financial statements included in its annual report on Form 10-K for the year ended December 31, 2012.

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

NOTE 3.  CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Company to concentrations of credit risk, consists of cash and other receivables as of June 30, 2013 and 2012. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of June 30, 2013 and 2012, the Company’s bank deposits were all placed with banks in Hong Kong and the PRC where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

The maximum amount of loss due to credit risk that the Company would incur if the counter parties to the financial instruments failed to perform is represented the carrying amount of each financial asset in the balance sheet.

NOTE 4.  UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

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

As of June 30, 2013, the Company has not generated any revenue and has incurred an accumulated deficit since inception totaling $2,482,247 at June 30, 2013 and its current liabilities exceed its current assets by $2,968,830. These financial statements do not include any adjustments relating to the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

NOTE 5.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Principles of consolidation

The consolidated financial statements are presented in US Dollars and include the accounts of the Company and its subsidiary.  All significant inter-company balances and transactions are eliminated in consolidation.

The Company owned its subsidiary soon after its inception and continued to own the equity’s interests through June 30, 2013.  The following table depicts the identity of the subsidiary:

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

(h)

Income taxes

The Company accounts for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”).  We have determined an estimated annual effective tax rate.  The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate.  As of June 30, 2013, the estimated effective tax rate for the year will be zero.

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

The exchange rates used to translate amounts in HKD and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30, 2013	December 31, 2012	June 30, 2012
Twelve months ended HKD : USD exchange rate		7.7519
Six months ended HKD : USD exchange rate	7.75720		7.75750
Average six months ended HKD : USD exchange rate	7.75911		7.76156

	June 30, 2013	December 31, 2012	June 30, 2012
Twelve months ended RMB : USD exchange rate		6.3161
Six months ended RMB : USD exchange rate	6.18820		6.3197
Average six months ended RMB : USD exchange rate	6.24794		6.3255

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

(j)

Per Share Information

Earnings per share are based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect, if any, for common stock equivalents, including stock options, restricted stock, and other stock-based compensation. Earnings per common share are computed in accordance with ASC Topic 260, Earnings Per Share, which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive securities outstanding during the year.  We had a net loss for the six-month periods ended June 30, 2013 and 2012, and accordingly, any outstanding equivalents would be anti-dilutive.

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

In February 2013, FASB issued Accounting Standards Update (ASU) No. 2013-03, Financial Instruments (Topic 825). This ASU clarifies the scope and applicability of a disclosure exemption that resulted from the issuance of Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure

Requirements in U.S. GAAP and IFRSs. The amendment clarifies that the requirement to disclose"the level of the fair value hierarchy within which the fair value measurements are categorized in their entirety (Level 1, 2, or 3)" does not apply to nonpublic entities for items that are not measured at fair value in the statement of financial position, but for which fair value is disclosed. This ASU is the final version of Proposed Accounting Standards Update 2013-200—Financial Instruments (Topic 825) which has been deleted. The amendments are effective upon issuance.

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

In April 2013, FASB Accounting Standards Update 2013-06, Not-for-Profit Entities (Topic 958) - Services Received from Personnel of an Affiliate. This ASU specifies the guidance that not-for-profit entities apply for recognizing and measuring services received from personnel of an affiliate. More specifically, the amendments in this ASU apply to not-for-profit entities, including not-for-profit, business-oriented health care entities that receive services from personnel of an affiliate that directly benefit the recipient not-for-profit entity and for which the affiliate does not charge the recipient not-for-profit entity. The amendments in this ASU require a recipient not-for-profit entity to recognize all services received from personnel of an affiliate that directly benefit the recipient not-for-profit entity. Those services should be measured at the cost recognized by the affiliate for the personnel providing those services. However, if measuring a service received from personnel of an affiliate at cost will significantly overstate or understate the value of the service received, the recipient not-for-profit entity may elect to recognize that service received at either: (a) the cost recognized by the affiliate for the personnel providing that service or; (b) the fair value of that service. The amendments in this ASU are effective prospectively for fiscal years beginning after June 15, 2014, and interim and annual periods thereafter. A recipient not-for-profit entity may apply the amendments using a modified retrospective approach under which all prior periods presented upon the date should be adjusted, but no adjustment should be made to the beginning balance of net assets of the earliest period presented. Early adoption is permitted.

In April 2013, FASB Accounting Standards Update 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. This ASU clarifies when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. Liquidation is the process by which a company converts its assets to cash or other assets and settles its obligations with creditors in anticipation of ceasing all of its activities. An organization in liquidation must prepare its financial statements using a basis of accounting that communicates information to users of those financial statements to enable those users to develop expectations about how much the organization will have available for distribution to investors after disposing of its assets and settling its obligations. The ASU requires organization to prepare its financial statements using the liquidation basis of accounting when liquidation is “imminent.” Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces (e.g., involuntary bankruptcy). In cases where a plan for liquidation was specified in the organization’s governing documents at inception (e.g., limited-life entities), the organization should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified in the organization’s governing documents. The ASU requires financial statements prepared using the liquidation basis to present relevant information about a company’s resources and obligations in liquidation, including the following:

●

The organization’s assets measured at the amount of the expected cash proceeds from liquidation, including any items it had not previously recognized under U.S. GAAP that it expects to either sell in liquidation or use in settling liabilities (e.g., trademarks).

●

The organization’s liabilities as recognized and measured in accordance with existing guidance that applies to those liabilities.

●

Accrual of the costs it expects to incur and the income it expects to earn during liquidation, including any anticipated disposal costs.

This ASU is effective for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted.

In June 2013, FASB Accounting Standards Update 2013-08, Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. This ASU sets forth a new approach for determining whether a public or private company is an investment company. The ASU also clarifies the characteristics and sets measurement and disclosure requirements for an investment company. The ASU is effective for fiscal years beginning after December 15, 2013. Early adoption is not allowed.

This guidance is a result of the efforts of the FASB and the IASB to develop a consistent approach for determining whether a company is an investment company, for which fair value of investments is the most relevant measurement for the company’s financial statement users. The ASU affects the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP.

Under the ASU, a company regulated under the Investment Company Act of 1940 is considered an investment company for accounting purposes. All other companies must assess whether they have the following characteristics to be considered an investment company:

(a) The company obtains funds from investor(s) and provides the investor(s) with investment management services;

(b) The company commits to its investor(s) that its business purpose and only substantive activities are investing the funds for returns solely from capital appreciation, investment income, or both;

(c) The company or its affiliates do not obtain or have the objective of obtaining returns or benefits from an investee or its affiliates that are not normally attributable to ownership interests or that are other than capital appreciation or investment income;

(d) The company has multiple investments;

(e) The company has multiple investors;

(f) The company has investors that are not related to the parent or investment manager;

(g) The company’s ownership interests are in the form of equity or partnership interests; and

(h) The company manages substantially all of its investments on a fair value basis.

To be considered an investment company, a company must have all the fundamental characteristics of (a) through (c) above. Typically, an investment company also has characteristics (d) through (h). However, if a company does not possess one or more of the typical characteristics, it must apply judgment and determine, considering all facts and circumstances, how its activities continue to be consistent (or are not consistent) with those of an investment company.

An investment company also will be required to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting. In addition, an investment company will be required to make the following additional disclosures: (a) the fact that the company is an investment company and is applying specialized guidance; (b) information about changes, if any, in a company’s status as an investment company; and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

NOTE 6.  PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment is summarized as follows:

	As of June 30, 2013	As of December 31, 2012
	-------------------------------	-------------------------------
Cost

Plant and Machinery	$3,892	$3,894
Furniture, fixture and equipment	1,807	1,770
Office equipment	5,281	5,222
	-----------------------	-----------------------

	10,980	10,886
Accumulated depreciation	(9,968)	(9,283)
	-----------------------	-----------------------

	$1,012	$1,603
	==============	==============

Depreciation expenses included in the general and administrative expenses for the six months ended June 30, 2013 and for the year ended December 31, 2012 were $618 and $1,305.

NOTE 7.  PATENTS, NET

Patents are summarized as follows:

	As of June 30, 2013	As of December 31, 2012
	-------------------------------	-------------------------------
Cost

Patents	$450,402	$445,497
License	67,034	67,080
	-----------------------	-----------------------
	517,436	512,577
Accumulated amortization	(36,789)	(29,685)
	-----------------------	-----------------------

	$480,647	$482,892
	==============	==============

Amortization included in the general and administrative expenses for the six months ended June 30, 2013 and for the year ended December 31, 2012 were $7,123 and $8,484.

Written off on patents included in the general and administrative expenses for the period September 13, 2007 (Inception) to June 30, 2013 was $48,286.

NOTE 8.  AMOUNTS DUE TO DIRECTORS AND OFFICERS

Amounts due to directors and officers were the amount due to Mr. Francis Chi, Director, Dr. Bill Piu Chan, Director and Chief Executive Officer, Mr. Kin Chung Cheng, Director and Chief Financial Officer and Dr. Jess Gilbert Thoene, Director and Chief Technical Officer and was unsecured, interest free and repayable upon completion of any fund raising exercise of Obio HK or ATI. The balances due to directors and officers are $1,139,045 and $1,024,051 as of June 30, 2013 and December 31, 2012 respectively.

NOTE 9.  AMOUNT DUE TO THE STOCKHOLDER

Amount due to the stockholder was unsecured, interest free and does not have a fixed repayment date.

NOTE 10.  COMMON STOCK

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

NOTE 11.  RELATED PARTY TRANSACTIONS

In the normal course of its business, the group carried out the following related party transactions during the six months ended June 30, 2013 and 2012.

	For the six months ended
	June 30, 2013	June 30, 2012

Company secretarial fee paid to related parties (a)	$503	$502

(a)

The company secretarial fee was paid to related companies controlled by Chan Kin Man, Eddie, a director of the stockholder.

NOTE 12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 13.  SEGMENT INFORMATION

The Company is principally engaged in business of human pharmaceutical research and development.  No significant revenues are derived during the reporting periods. Accordingly, no analysis of the Company’s sales and assets by geographical market is presented.

NOTE 14. SUBSEQUENT EVENTS

In preparing these financial statements, the Company evaluated the events and transactions that occurred from July 1, 2013, through August 6, 2013, the date these financial statements were issued. The Company has made the required additional disclosures in reporting periods in which subsequent events occur.

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

Liquidity and Capital Resources

As of June 30, 2013, we had current assets of $485 consisting of cash and cash equivalents of $483 as well as deposits and prepayments of $2.  As of June 30, 2013, our total assets were $482,144, consisting primarily of the net value of patents of $480,647.

As of June 30, 2013, our current liabilities were $2,969,315, consisting of amounts due to our holding company and directors/officers in the amounts of $1,662,327 and $1,139,045 respectively, which are unsecured, interest free and repayable upon demand.

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

Going Concern Consideration

The Company is a development stage company. The Company incurred a net loss of $182,909 for the six months ended June 30, 2013 and has an accumulated net loss of $2,482,247 as at June 30, 2013. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. Failure to secure such financing and to raise additional equity capital may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	SCH XBRL Schema Document.*
101	INS XBRL Instance Document.*
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document.*
101	LAB XBRL Taxonomy Extension Label Linkbase Document*
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document*
101	DEF XBRL Taxonomy Extension Definition Linkbase Document*

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTIVIRAL TECHNOLOGIES, INC.

By:

/s/Bill Piu CHAN

--------------------------------------------------

Bill Piu CHAN, Chief Executive Officer

Date:   August 14, 2013.

By:

/s/Kin Chung CHENG

-------------------------------------------------------

Kin Chung CHENG, Chief Financial Officer

Date:   August 14, 2013