Form 10-Q
period 2013-09-30
ANTIVIRAL TECHNOLOGIES, INC.
filed 2013-11-13
CIK 1445226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

[   ] Yes   [ X ] No

As of September 30, 2013 the Issuer had 150,000,000 shares of common stock issued and outstanding.

i

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 (unaudited)	1
	Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Nine Months ended September 30, 2013 and 2012 and from September 13, 2007 (Inception) to September 30, 2013 (unaudited)	2
	Consolidated Statements of Stockholders' Deficit and Accumulated Other Comprehensive Deficit for the period September 13, 2007 (Inception) to September 30, 2013 (unaudited)	3
	Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2013 and 2012 and from September 13, 2007 (Inception) to September 30, 2013 (unaudited)	4
	Notes to Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	15

Item 4.	Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	16

Item 1A	Risk Factors	16

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3	Defaults Upon Senior Securities	16

Item 4	Mine Safety Disclosures	16

Item 5	Other Information	16

Item 6.	Exhibits	16

SIGNATURES		17

ii

PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
Currency stated in United States Dollars

		September 30, 2013	December 31, 2012
	Notes	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents		$641	$699
Prepayments, deposit and other receivables		2	2
Total current assets		643	701

Non-Current Assets
Property, plant and equipment, net	6	802	1,603
Patents, net	7	484,490	482,892
Total non-current assets		485,292	484,495

Total Assets		$485,935	$485,196

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accruals and other payables		$177,704	$147,320
Amounts due to directors and officers	8	1,196,394	1,024,051
Amount due to the shareholder	9	1,678,170	1,616,341
Total Liabilities		$3,052,268	$2,787,712

Stockholders' deficit:
Preferred stock, par value $0.001, 20,000,000 shares authorized, no share issued as of September 30, 2013 and December 31, 2012		-	-
Common stock, $0.001 par value; 150,000,000 shares authorized; 150,000,000 shares issued and outstanding as of September 30, 2013 and December 31, 2012.		$150,000	$150,000
Additional paid-in-capital		(144,858)	(144,858)
Accumulated other comprehensive income		(11,697)	(8,320)
Deficit accumulated during the development stage		(2,559,778)	(2,299,338)

Total stockholders' equity/(deficit)		(2,566,333)	(2,302,516)

Total Liabilities and Shareholders' equity		$485,935	$485,196

 The accompanying notes are an integral part of these consolidated financial statements

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS AND NINE MONTHS ENDEDSEPTEMBER 30, 2013 AND 2012
AND FROM SEPTEMBER 13, 2007 (INCEPTION) TO SEPTEMBER 30, 2013
Unaudited, currency stated in United States Dollars

					For the period
	Three Months ended		Nine Months ended		September 13, 2007
	September 30,		September 30,		(Inception to)
	2013	2012	2013	2012	Sep. 30, 2013

Revenue	$-	$-	$-	$-	$-

Operating Expenses:
Selling and distribution costs	617	259	702	6,845	53,827
General and administrative expenses	76,914	76,792	259,739	240,572	2,388,133

Loss from operations before other expense	(77,531)	(77,051)	(260,441)	(247,417)	(2,441,960)

Other expenses	-	-	-	-	(95,224)
Write off of bad debt	-	-	-	-	(3,585)
Preliminary expenses	-	-	-	-	(1,393)
Interest income	-	1	1	3	14,343
Interest expense	-	-	-	-	(31,962)

Net loss	(77,531)	(77,050)	(260,440)	(247,414)	(2,559,788)

Other comprehensive income
Foreign currency translation gain / (loss)	(1,631)	(410)	(3,377)	(4,101)	(11,697)

Comprehensive loss	$(79,162)	$(77,460)	$(263,817)	$(251,515)	$(2,571,478)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Basic and diluted weighted average number of common shares	150,000,000	150,000,000	150,000,000	150,000,000	148,965,143

The accompanying notes are an integral part of these consolidated financial statements

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE DEFICIT
FOR THE PERIOD FROM SEPTEMBER 13, 2007 (INCEPTION) TO SEPTEMBER 30, 2013
Unaudited, currency stated in United States Dollars, except for number of shares

			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	deficit	deficit	equity (deficit)

Balance at September 13, 2007 (inception)	-	$-	$-	$-	$-	$-
Issuance of founder shares	147,000,000	147,000	(146,999)	-	-	1
Foreign currency translation adjustment	-	-	-	1,042	-	1,042
Net loss	-	-	-	-	(319,416)	(319,416)

Balance at December 31, 2007	147,000,000	147,000	(146,999)	1,042	(319,416)	(318,373)
Foreign currency translation adjustment	-	-	-	10	-	10
Net loss	-	-	-	-	(310,453)	(310,453)

Balance at December 31, 2008	147,000,000	147,000	(146,999)	1,052	(629,869)	(628,816)
Reverse acquisition	3,000,000	3,000	2,141	-	-	5,141
Foreign currency translation adjustment	-	-	-	492	-	492
Net loss	-	-	-	-	(462,012)	(462,012)

Balance at December 31, 2009	150,000,000	150,000	(144,858)	1,544	(1,091,881)	(1,085,195)
Foreign currency translation adjustment	-	-	-	2,600	-	2,600
Net loss	-	-	-	-	(441,291)	(441,291)

Balance at December 31, 2010	150,000,000	150,000	(144,858)	4,144	(1,533,172)	(1,523,886)
Foreign currency translation adjustment	-	-	-	(7,025)	-	(7,025)
Net loss	-	-	-	-	(402,884)	(402,884)

Balance at December 31, 2011	150,000,000	150,000	(144,858)	(2,881)	(1,936,056)	(1,933,795)
Foreign currency translation adjustment	-	-	-	(5,439)	-	(5,439)
Net loss	-	-	-	-	(363,282)	(363,282)

Balance at December 31, 2012	150,000,000	$150,000	$(144,858)	$(8,320)	$(2,299,338)	$(2,302,516)
Foreign currency translation adjustment	-	-	-	(3,377)	-	(3,377)
Net loss	-	-	-	-	(260,440)	(260,440)

Balance at September 30, 2013	150,000,000	$150,000	$(144,858)	$(11,697)	$(2,559,778)	$(2,566,333)

The accompanying notes are an integral part of these consolidated financial statements.

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
AND FROM SEPTEMBER 13, 2007 (INCEPTION) TO SEPTEMBER 30, 2013
Unaudited, currency stated in United States Dollars

			For the period
	Nine Months ended		September 30, 2007
	September 30		(Inception) to
	2013	2012	September 30, 2013

Cash flows from operating activities:
Net Loss	$(260,440)	$(247,414)	$(2,559,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	832	978	9,965
Amortization	11,142	5,036	40,755
Written off on patents	15,041	-	48,288
Change in assets and liabilities:
Prepaid expenses, deposits	-	944	(2)
Other receivables	-	-	-
Accruals	30,384	(3,949)	177,214
Related party payables	-	-	490
Amounts due to directors and officers	166,796	168,306	1,038,977
Compensatory option issuances	-	-	560
Net cash generated/(used) in operating activities	(36,245)	(76,099)	(1,243,531)

Cash flows from investing activities:
Purchase of plant and equipment	(124)	(36)	(11,010)
Patents filing costs	(27,775)	(90,769)	(573,599)
Net cash used in investing activities	(27,899)	(90,805)	(584,609)

Cash flows from financing activities:
Amount due to the stockholder	61,829	158,346	1,678,170
Director’s advancement	5,547	9,041	157,417
Sales of common stock	-	-	21,000
Net cash (used in) provided by financing activities	67,376	167,387	1,856,587

Net increase/(decrease) in cash and cash equivalents	3,232	483	28,447

Effect of exchange rate changes on cash and cash equivalents	(3,290)	(4,036)	(27,806)

Cash and cash equivalents – beginning of period	699	3,935	-

Cash and cash equivalents – end of period	$641	$382	$641

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$31,962
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013   (UNAUDITED)

(Stated in US Dollars)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements of Antiviral Technologies, Inc. at September 30, 2013 and 2012 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2012. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended September 30, 2013 and 2012 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2012 balance sheet has been derived from the Company’s audited financial statements included in its annual report on Form 10-K for the year ended December 31, 2012.

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

NOTE 3  CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Company to concentrations of credit risk, consists of cash and other receivables as of September 30, 2013 and 2012. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of September 30, 2013 and 2012, the Company’s bank deposits were all placed with banks in Hong Kong and the PRC where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

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

As of September 30, 2013, the Company has not generated any revenue and has incurred an accumulated deficit since inception totaling $2,559,778 at September 30, 2013 and its current liabilities exceed its current assets by $3,051,625. These financial statements do not include any adjustments relating to the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

NOTE 5  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Principles of consolidation

The consolidated financial statements are presented in US Dollars and include the accounts of the Company and its subsidiary.  All significant inter-company balances and transactions are eliminated in consolidation.

The Company owned its subsidiary soon after its inception and continued to own the equity’s interests through September 30, 2013.  The following table depicts the identity of the subsidiary:

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

(h)

Income taxes

The Company accounts for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”).  We have determined an estimated annual effective tax rate.  The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate.  As of September 30, 2013, the estimated effective tax rate for the year will be zero.

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

The exchange rates used to translate amounts in HKD and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30, 2013	December 31, 2012	September 30, 2012
Twelve months ended HKD : USD exchange rate		7.7519
Nine months ended HKD : USD exchange rate	7.7548		7.7549
Average nine months ended HKD : USD exchange rate	7.7580		7.75965

	September 30, 2013	December 31, 2012	September 30, 2012
Twelve months ended RMB : USD exchange rate		6.3161
Nine months ended RMB : USD exchange rate	6.1514		6.3340
Average nine months ended RMB : USD exchange rate	6.22152		6.32745

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

(j)

Per Share Information

Earnings per share are based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect, if any, for common stock equivalents, including stock options, restricted stock, and other stock-based compensation. Earnings per common share are computed in accordance with ASC Topic 260, Earnings Per Share, which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive securities outstanding during the year.  We had a net loss for the nine-month periods ended September 30, 2013 and 2012, and accordingly, any outstanding equivalents would be anti-dilutive.

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

In February 2013, FASB issued Accounting Standards Update (ASU) No. 2013-03, Financial Instruments (Topic 825). This ASU clarifies the scope and applicability of a disclosure exemption that resulted from the issuance of Accounting Standards Update No. 2011-04,Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure

Requirements in U.S. GAAP and IFRSs. The amendment clarifies that the requirement to disclose"the level of the fair value hierarchy within which the fair value measurements are categorized in their entirety (Level 1, 2, or 3)" does not apply to nonpublic entities for items that are not measured at fair value in the statement of financial position, but for which fair value is disclosed. This ASU is the final version of Proposed Accounting Standards Update 2013-200—Financial Instruments (Topic 825) which has been deleted. The amendments are effective upon issuance.

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

In July 2013, The FASB has published Accounting Standards Update 2013-09, Fair Value Measurement (Topic 820): Deferral of the Effective Date of Certain Disclosures for Nonpublic Employee Benefit Plans in Update No. 2011-04. This ASU defers indefinitely certain disclosures about investments held by nonpublic employee benefit plans in their plan sponsors’ own nonpublic equity securities. The ASU was approved by the FASB on June 12, 2013. ASU No. 2013-09, Fair Value Measurement (Topic 820): Deferral of the Effective Date of Certain Disclosures for Nonpublic Employee Benefit Plans in Update No. 2011-04, applies to disclosures of certain quantitative information about the significant unobservable inputs used in Level 3 fair value measurement for investments held by certain employee benefit plans.

In July 2013, The FASB has issued Accounting Standards Update (ASU) No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges.

Before the amendments in this ASU, only UST and, for practical reasons, the LIBOR swap rate, were considered benchmark interest rates. Including the Fed Funds Effective Swap Rate (OIS) as an acceptable U.S. benchmark interest rate in addition to UST and LIBOR will provide risk managers with a more comprehensive spectrum of interest rate resets to utilize as the designated benchmark interest rate risk component under the hedge accounting guidance.

The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.

In July 2013, The FASB has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force).

U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.

This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

NOTE 6  PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment is summarized as follows:

	As of September 30, 2013	As of December 31, 2012
	-------------------------------	-------------------------------
Cost

Plant and Machinery	$3,893	$3,894
Furniture, fixture and equipment	1,818	1,770
Office equipment	5,299	5,222
	-----------------------	-----------------------
	11,010	10,886
Accumulated depreciation	(10,208)	(9,283)
	-----------------------	-----------------------

	$802	$1,603
	==============	==============

Depreciation expenses included in the general and administrative expenses for the nine months ended September 30, 2013 and for the year ended December 31, 2012 were $832 and $1,305.

NOTE 7  PATENTS, NET

Patents are summarized as follows:

	As of September 30, 2013	As of December 31, 2012
	-------------------------------	-------------------------------
Cost

Patents	$458,256	$445,497
License	67,055	67,080
	-----------------------	-----------------------
	525,311	512,577
Accumulated amortization	(40,821)	(29,685)
	-----------------------	-----------------------

	$484,490	$482,892
	==============	==============

Amortization included in the general and administrative expenses for the nine months ended September 30, 2013 and for the year ended December 31, 2012 were $11,142 and $8,484.

Written off on patents included in the general and administrative expenses for the period September 13, 2007 (Inception) to September 30, 2013 was $48,288.

NOTE 8  AMOUNTS DUE TO DIRECTORS AND OFFICERS

Amounts due to directors and officers were the amount due to Mr. Francis Chi, Director, Dr. Bill Piu Chan, Director and Chief Executive Officer, Mr. Kin Chung Cheng, Director and Chief Financial Officer and Dr. Jess Gilbert Thoene, Director and Chief Technical Officer and was unsecured, interest free and repayable upon completion of any fund raising exercise of Obio HK or ATI. The balances due to directors and officers are $1,196,394 and $1,024,051 as of September 30, 2013 and December 31, 2012 respectively.

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

NOTE 11  RELATED PARTY TRANSACTIONS

In the normal course of its business, the group carried out the following related party transactions during the nine months ended September 30, 2013 and 2012.

	For the nine months ended
	September 30, 2013	September 30, 2012

Company secretarial fee paid to related parties (a)	$503	$502

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

NOTE 14 SUBSEQUENT EVENTS

In preparing these financial statements, the Company evaluated the events and transactions that occurred from October 1, 2013, through November 12, 2013, the date these financial statements were issued. The Company has made the required additional disclosures in reporting periods in which subsequent events occur.

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

Liquidity and Capital Resources

As of September 30, 2013, we had current assets of $643 consisting of cash and cash equivalents of $641 as well as deposits and prepayments of $2.  As of September 30, 2013, our total assets were $485,935, consisting primarily of the net value of patents of $484,490.

As of September 30, 2013, our current liabilities were $3,052,268, consisting of amounts due to our majority shareholder and directors/officers in the amounts of $1,678,170 and $1,196,394 respectively, which are unsecured, interest free and repayable upon demand.

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

Going Concern Consideration

The Company is a development stage company. The Company incurred a net loss of $260,440 for the nine months ended September 30, 2013 and has an accumulated net loss of $2,559,778 as at September 30, 2013. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. Failure to secure such financing and to raise additional equity capital may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:   November 12, 2013.

By:

/s/ Kin Chung CHENG

-------------------------------------------------------

Kin Chung CHENG, Chief Financial Officer

Date:   November 12, 2013.