Form 10-Q/A
period 2014-03-31
ANTIVIRAL TECHNOLOGIES, INC.
filed 2014-05-19
CIK 1445226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE:

The purpose of the Amendment No. 1 on Form 10-Q/A to Antiviral Technologies, Inc.’s quarterly report of Form 10-Q for the quarter ended March 31, 2014, filed with the Securities and Exchange Commission on May 15, 2014(the “form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q.  This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.   EXHIBITS.

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

/s/Patricia Yee Ying Leung

--------------------------------------------------

Patricia Yee Ying LEUNG, Chief Executive Officer

Date:   May 19, 2014.

By:

/s/ Kin Chung Cheng

-------------------------------------------------------

Kin Chung CHENG, Chief Financial Officer

Date:   May 19, 2014.

3