Form 10-Q
period 2014-06-30
ANTIVIRAL TECHNOLOGIES, INC.
filed 2014-08-13
CIK 1445226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

[   ] Yes   [ X ] No

As of June 30, 2014 the Issuer had 150,000,000 shares of common stock issued and outstanding.

i

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 (unaudited)	1
	Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Six Months ended June 30, 2014 and 2013 and from September 13, 2007 (Inception) to June 30, 2014 (unaudited)	2
	Consolidated Statements of Stockholders' Deficit and Accumulated Other Comprehensive Deficit for the period September 13, 2007 (Inception) to June 30, 2014 (unaudited)	3
	Consolidated Statements of Cash Flows for the Six Months ended June 30, 2014 and 2013 and from September 13, 2007 (Inception) to June 30, 2014 (unaudited)	4
	Notes to Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	18

Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	19

Item 1A	Risk Factors	19

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3	Defaults Upon Senior Securities	19

Item 4	Mine Safety Disclosures	19

Item 5	Other Information	19

Item 6.	Exhibits	19

SIGNATURES		20

ii

PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2014 AND DECEMBER 31, 2013
Currency stated in United States Dollars

		June 30, 2014	December 31, 2013
	Notes	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents		$560	$499
Prepayments, deposit and other receivables		2	2
Total current assets		562	501

Non-Current Assets
Property, plant and equipment, net	6	477	642
Patents, net	7	469,615	483,015
Total non-current assets		470,092	483,657

Total Assets		$470,654	$484,158

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accruals and other payables		$175,834	$176,110
Amounts due to directors and officers	8	1,378,920	1,253,020
Amount due to the shareholder	9	1,782,450	1,737,628
Total Liabilities		$3,337,204	$3,166,758

Stockholders' deficit:
Preferred stock, par value $0.001, 20,000,000 shares authorized, no share issued as of June 30, 2014 and December 31, 2013		-	-
Common stock, $0.001 par value; 150,000,000 shares authorized; 150,000,000 shares issued and outstanding as of June 30, 2014 and December 31, 2013.		$150,000	$150,000
Additional paid-in-capital		(144,858)	(144,858)
Accumulated other comprehensive income		(12,474)	(12,458)
Deficit accumulated during the development stage		(2,859,218)	(2,675,284)

Total stockholders' equity/(deficit)		(2,866,550)	(2,682,600)

Total Liabilities and Shareholders' equity		$470,654	$484,158

 The accompanying notes are an integral part of these consolidated financial statements

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
AND FROM SEPTEMBER 13, 2007 (INCEPTION) TO JUNE 30, 2014
Unaudited, currency stated in United States Dollars

					For the period
	Three Months ended		Six Months ended		September 13, 2007
	June 30,		June 30,		(Inception to)
	2014	2013	2014	2013	June 30, 2014

Revenue	$-	$-	$-	$-	$-

Operating Expenses:
Selling and distribution costs	-	-	-	85	53,827
General and administrative expenses	107,257	97,994	183,934	182,825	2,687,570

Loss from operations before other expense	(107,257)	(97,994)	(183,934)	(182,910)	(2,741,397)

Other expenses	-	-	-	-	(95,224)
Write off of bad debt	-	-	-	-	(3,585)
Preliminary expenses	-	-	-	-	(1,393)
Interest income	-	1	-	1	14,343
Interest expense	-	-	-	-	(31,962)

Net loss	(107,257)	(97,993)	(183,934)	(182,909)	(2,859,218)

Other comprehensive income
Foreign currency translation gain / (loss)	(2,427)	(4,279)	(16)	(1,746)	(12,474)

Comprehensive loss	$(109,684)	$(102,272)	$(183,950)	$(184,655)	$(2,871,692)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0,02)

Basic and diluted weighted average number of common shares	150,000,000	150,000,000	150,000,000	150,000,000	149,078,969

The accompanying notes are an integral part of these consolidated financial statements

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE DEFICIT
FOR THE PERIOD FROM SEPTEMBER 13, 2007 (INCEPTION) TO JUNE 30, 2014
Unaudited, currency stated in United States Dollars, except for number of shares

			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	deficit	deficit	equity (deficit)

Balance at September 13, 2007 (inception)	-	$-	$-	$-	$-	$-
Issuance of founder shares	147,000,000	147,000	(146,999)	-	-	1
Foreign currency translation adjustment	-	-	-	1,042	-	1,042
Net loss	-	-	-	-	(319,416)	(319,416)

Balance at December 31, 2007	147,000,000	147,000	(146,999)	1,042	(319,416)	(318,373)
Foreign currency translation adjustment	-	-	-	10	-	10
Net loss	-	-	-	-	(310,453)	(310,453)

Balance at December 31, 2008	147,000,000	147,000	(146,999)	1,052	(629,869)	(628,816)
Reverse acquisition	3,000,000	3,000	2,141	-	-	5,141
Foreign currency translation adjustment	-	-	-	492	-	492
Net loss	-	-	-	-	(462,012)	(462,012)

Balance at December 31, 2009	150,000,000	150,000	(144,858)	1,544	(1,091,881)	(1,085,195)
Foreign currency translation adjustment	-	-	-	2,600	-	2,600
Net loss	-	-	-	-	(441,291)	(441,291)

Balance at December 31, 2010	150,000,000	150,000	(144,858)	4,144	(1,533,172)	(1,523,886)
Foreign currency translation adjustment	-	-	-	(7,025)	-	(7,025)
Net loss	-	-	-	-	(402,884)	(402,884)

Balance at December 31, 2011	150,000,000	150,000	(144,858)	(2,881)	(1,936,056)	(1,933,795)
Foreign currency translation adjustment	-	-	-	(5,439)	-	(5,439)
Net loss	-	-	-	-	(363,282)	(363,282)

Balance at December 31, 2012	150,000,000	$150,000	$(144,858)	$(8,320)	$(2,299,338)	$(2,302,516)
Foreign currency translation adjustment	-	-	-	(4,138)	-	(4,138)
Net loss	-	-	-	-	(375,946)	(375,946)

Balance at December 31, 2013	150,000,000	$150,000	$(144,858)	$(12,458)	$(2,675,284)	$(2,682,600)
Foreign currency translation adjustment	-	-	-	(16)	-	(16)
Net loss	-	-	-	-	(183,934)	(183,934)

Balance at June 30, 2014	150,000,000	$150,000	$(144,858)	$(12,474)	$(2,859,218)	$(2,866,550)

The accompanying notes are an integral part of these consolidated financial statements.

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
AND FROM SEPTEMBER 13, 2007 (INCEPTION) TO JUNE 30, 2014
Unaudited, currency stated in United States Dollars

			For the period
	Six Months ended		September 30, 2007
	June 30		(Inception) to
	2014	2013	June 30, 2014

Cash flows from operating activities:
Net Loss	$(183,934)	$(182,909)	$(2,859,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	162	618	10,290
Amortization	9,263	7,123	54,038
Written off on patents	17,934	15,038	72,157
Change in assets and liabilities:
Prepaid expenses, deposits	-	-	(2)
Other receivables	-	-	-
Accruals	13,657	20,623	189,277
Related party payables	-	-	490
Amounts due to directors and officers	111,912	110,785	1,206,597
Compensatory option issuances	-	-	560
Net cash generated/(used) in operating activities	(31,006)	(28,722)	(1,325,811)

Cash flows from investing activities:
Purchase of plant and equipment	31	(94)	(10,998)
Patents filing costs	(13,820)	(19,897)	(595,899)
Net cash used in investing activities	(13,789)	(19,991)	(606,897)

Cash flows from financing activities:
Amount due to the stockholder	44,822	45,986	1,782,450
Director’s advancement	55	4,209	158,390
Sales of common stock	-	-	21,000
Net cash (used in) provided by financing activities	44,877	50,195	1,961,840

Net increase/(decrease) in cash and cash equivalents	82	1,482	29,132

Effect of exchange rate changes on cash and cash equivalents	(21)	(1,698)	(28,572)

Cash and cash equivalents – beginning of period	499	699	-

Cash and cash equivalents – end of period	$560	$483	$560

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$31,962
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014   (UNAUDITED)

(Stated in US Dollars)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements of Antiviral Technologies, Inc. at June 30, 2014 and 2013 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2013. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended June 30, 2014 and 2013 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2013 balance sheet has been derived from the Company’s audited financial statements included in its annual report on Form 10-K for the year ended December 31, 2013.

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

NOTE 3  CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Company to concentrations of credit risk, consists of cash and other receivables as of June 30, 2014 and 2013. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of June 30, 2014 and 2013, the Company’s bank deposits were all placed with banks in Hong Kong and the PRC where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

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

As of June 30, 2014, the Company has not generated any revenue and has incurred an accumulated deficit since inception totaling $2,859,218 at June 30, 2014 and its current liabilities exceed its current assets by $3,336,642. These financial statements do not include any adjustments relating to the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

NOTE 5  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Principles of consolidation

The consolidated financial statements are presented in US Dollars and include the accounts of the Company and its subsidiary.  All significant inter-company balances and transactions are eliminated in consolidation.

The Company owned its subsidiary soon after its inception and continued to own the equity’s interests through June 30, 2014.  The following table depicts the identity of the subsidiary:

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

(h)

Income taxes

The Company accounts for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”).  We have determined an estimated annual effective tax rate.  The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate.  As of June 30, 2014, the estimated effective tax rate for the year will be zero.

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

The exchange rates used to translate amounts in HKD and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30, 2014	December 31, 2013	June 30, 2013
Twelve months ended HKD : USD exchange rate		7.75480
Six months ended HKD : USD exchange rate	7.75160		7.75720
Average six months ended HKD : USD exchange rate	7.75620		7.75911

	June 30, 2014	December 31, 2013	June 30, 2013
Twelve months ended RMB : USD exchange rate		6.1140
Six months ended RMB : USD exchange rate	6.15770		6.18820
Average six months ended RMB : USD exchange rate	6.14411		6.24794

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

(j)

Per Share Information

Earnings per share are based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect, if any, for common stock equivalents, including stock options, restricted stock, and other stock-based compensation. Earnings per common share are computed in accordance with ASC Topic 260, Earnings Per Share, which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive securities outstanding during the year.  We had a net loss for the six-month periods ended June 30, 2014 and 2013, and accordingly, any outstanding equivalents would be anti-dilutive.

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

In June 2014, FASB has issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915). Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.  This ASU is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities. Users of financial statements of development stage entities told the Board that the development stage entity distinction, the inception-to-date information, and certain other disclosures currently required under U.S. generally accepted accounting principles (GAAP) in the financial statements of development stage entities provide information that has limited relevance and is generally not decision useful. As a result, the amendments in this Update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

NOTE 6  PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment is summarized as follows:

	As of June 30, 2014	As of December 31, 2013
	-------------------------------	-------------------------------
Cost

Plant and Machinery	$3,895	$3,893
Furniture, fixture and equipment	1,812	1,825
Office equipment	5,291	5,311
	-----------------------	-----------------------
	10,998	11,029
Accumulated depreciation	(10,521)	(10,387)
	-----------------------	-----------------------

	$477	$642
	==============	==============

Depreciation expenses included in the general and administrative expenses for the six months ended June 30, 2014 and for the year ended December 31, 2013 were $162 and $995.

NOTE 7  PATENTS, NET

Patents are summarized as follows:

	As of June 30, 2014	As of December 31, 2013
	-------------------------------	-------------------------------
Cost

Patents	$456,659	$460,801
License	67,083	67,055
	-----------------------	-----------------------
	523,742	527,856
Accumulated amortization	(54,127)	(44,841)
	-----------------------	-----------------------

	$469,615	$483,015
	==============	==============

Amortization included in the general and administrative expenses for the six months ended June 30, 2014 and for the year ended December 31, 2013 were $9,263 and $15,162.

Written off on patents included in the general and administrative expenses for the period September 13, 2007 (Inception) to June 30, 2014 was $72,158.

NOTE 8  AMOUNTS DUE TO DIRECTORS AND/OR OFFICERS

Amounts due to directors and officers were the amount due to Mr. Francis Chi, Director, Dr. Bill Piu Chan, Director, Mr. Kin Chung Cheng, Director and Chief Financial Officer, Dr. Jess Gilbert Thoene, Director and Chief Technical Officer and Ms. Patricia Yee Ying Leung, Chief Executive Officer and was unsecured, interest free and repayable upon completion of any fund raising exercise of Obio HK or ATI. The balances due to directors and/or officers are $1,378,920 and $1,253,020 as of June 30, 2014 and December 31, 2013 respectively.

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

NOTE 11  RELATED PARTY TRANSACTIONS

In the normal course of its business, the group carried out the following related party transactions during the six months ended June 30, 2014 and 2013.

	For the six months ended
	June 30, 2014	June 30, 2013

Company secretarial fee paid to related parties (a)	$507	$503

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

NOTE 14 SUBSEQUENT EVENTS

In preparing these financial statements, the Company evaluated the events and transactions that occurred from July 1, 2014, through August 13, 2014, the date these financial statements were issued. The Company has made the required additional disclosures in reporting periods in which subsequent events occur.

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

Liquidity and Capital Resources

As of June 30, 2014, we had current assets of $562 consisting of cash and cash equivalents of $560 as well as deposits and prepayments of $2.  As of June 30, 2014, our total assets were $470,654, consisting primarily of the net value of patents of $469,615.

As of June 30, 2014, our current liabilities were $3,337,204, consisting of amounts due to our majority shareholder and directors in the amounts of $1,782,450 and $1,364,987 respectively, which are unsecured, interest free and repayable upon demand.

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

Going Concern Consideration

The Company is a development stage company. The Company incurred a net loss of $183,934 for the six months ended June 30, 2014 and has an accumulated net loss of $2,859,218 as at June 30, 2014. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. Failure to secure such financing and to raise additional equity capital may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:   August 13, 2014.

By:

/s/ Kin Chung CHENG

-------------------------------------------------------

Kin Chung CHENG, Chief Financial Officer

Date:   August 13, 2014.