Form 10-Q
period 2014-09-30
ANTIVIRAL TECHNOLOGIES, INC.
filed 2014-11-13
CIK 1445226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 000-53449

ANTIVIRAL TECHNOLOGIES, INC.

 (Exact name of registrant as specified in its charter)

Nevada	26-1188469
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

Flat B, 1/F., Gee Fat Factory Building, 78 Fuk Tsun Street, Tai Kok Tsui, Kowloon, Hong Kong
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

[   ] Yes   [ X ] No

As of September 30, 2014 the Issuer had 150,000,000 shares of common stock issued and outstanding.

i

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 (unaudited)	1

	Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Nine Months ended September 30, 2014 and 2013 and from September 13, 2007 (Inception) to September 30, 2014 (unaudited)	2

	Consolidated Statements of Stockholders' Deficit and Accumulated Other Comprehensive Deficit for the period September 13, 2007 (Inception) to September 30, 2014 (unaudited)	3

	Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2014 and 2013 and from September 13, 2007 (Inception) to September 30, 2014 (unaudited)	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	21

Item 1A	Risk Factors	21

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3	Defaults Upon Senior Securities	21

Item 4	Mine Safety Disclosures	21

Item 5	Other Information	21

Item 6.	Exhibits	21

SIGNATURES		22

ii

PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013
Currency stated in United States Dollars

		September 30, 2014	December 31, 2013
	Notes	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents		$4,038	$499
Prepayments, deposit and other receivables		2	2
Total current assets		4,040	501

Non-Current Assets
Property, plant and equipment, net	6	477	642
Patents, net	7	468,648	483,015
Total non-current assets		469,125	483,657

Total Assets		$473,165	$484,158

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accruals and other payables		$186,058	$176,110
Amounts due to directors and officers	8	1,447,023	1,253,020
Amount due to the shareholder	9	1,793,355	1,737,628
Total Liabilities		$3,426,436	$3,166,758

Stockholders' deficit:
Preferred stock, par value $0.001, 20,000,000 shares authorized, no share issued as of September 30, 2014 and December 31, 2013		-	-
Common stock, $0.001 par value; 150,000,000 shares authorized; 150,000,000 shares issued and outstanding as of September 30, 2014 and December 31, 2013.		$150,000	$150,000
Additional paid-in-capital		(144,858)	(144,858)
Accumulated other comprehensive income		(8,281)	(12,458)
Deficit accumulated during the development stage		(2,950,132)	(2,675,284)

Total stockholders' equity/(deficit)		(2,953,271)	(2,682,600)

Total Liabilities and Shareholders' equity		$473,165	$484,158

 The accompanying notes are an integral part of these consolidated financial statements

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company, Formerly Table Mesa Acquisitions, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
AND FROM SEPTEMBER 13, 2007 (INCEPTION) TO SEPTEMBER 30, 2014
Unaudited, currency stated in United States Dollars

					For the period
	Three Months ended		Nine Months ended		September 13, 2007
	September 30,		September 30,		(Inception to)
	2014	2013	2014	2013	September 30, 2014

Revenue	$-	$-	$-	$-	$-

Operating Expenses:
Selling and distribution costs	-	617	-	702	53,827
General and administrative expenses	90,914	76,914	274,848	259,739	2,778,485

Loss from operations before other expense	(90,914)	(77,531)	(274,848)	(260,441)	(2,832,312)

Other expenses	-	-	-	-	(95,224)
Write off of bad debt	-	-	-	-	(3,585)
Preliminary expenses	-	-	-	-	(1,393)
Interest income	-	-	-	1	14,344
Interest expense	-	-	-	-	(31,962)

Net loss	(90,914)	(77,531)	(274,848)	(260,440)	(2,950,132)

Other comprehensive income
Foreign currency translation gain / (loss)	4,193	(1,631)	4,177	(3,377)	(8,281)

Comprehensive loss	$(86,721)	$(79,162)	$(270,671)	$(263,817)	$(2,958,413)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Basic and diluted weighted average number of common shares	150,000,000	150,000,000	150,000,000	150,000,000	149,111,888

The accompanying notes are an integral part of these consolidated financial statements

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE DEFICIT
FOR THE PERIOD FROM SEPTEMBER 13, 2007 (INCEPTION) TO SEPTEMBER 30, 2014
Unaudited, currency stated in United States Dollars, except for number of shares

				Accumulated		Total
			Additional	other		stockholders'
	Common stock		paid-in	comprehensive	Accumulated	equity
	Shares	Amount	capital	deficit	deficit	(deficit)

Balance at September 13, 2007 (inception)	-	$-	$-	$-	$-	$-
Issuance of founder shares	147,000,000	147,000	(146,999)	-	-	1
Foreign currency translation adjustment	-	-	-	1,042	-	1,042
Net loss	-	-	-	-	(319,416)	(319,416)

Balance at December 31, 2007	147,000,000	147,000	(146,999)	1,042	(319,416)	(318,373)
Foreign currency translation adjustment	-	-	-	10	-	10
Net loss	-	-	-	-	(310,453)	(310,453)

Balance at December 31, 2008	147,000,000	147,000	(146,999)	1,052	(629,869)	(628,816)
Reverse acquisition	3,000,000	3,000	2,141	-	-	5,141
Foreign currency translation adjustment	-	-	-	492	-	492
Net loss	-	-	-	-	(462,012)	(462,012)

Balance at December 31, 2009	150,000,000	150,000	(144,858)	1,544	(1,091,881)	(1,085,195)
Foreign currency translation adjustment	-	-	-	2,600	-	2,600
Net loss	-	-	-	-	(441,291)	(441,291)

Balance at December 31, 2010	150,000,000	150,000	(144,858)	4,144	(1,533,172)	(1,523,886)
Foreign currency translation adjustment	-	-	-	(7,025)	-	(7,025)
Net loss	-	-	-	-	(402,884)	(402,884)

Balance at December 31, 2011	150,000,000	150,000	(144,858)	(2,881)	(1,936,056)	(1,933,795)
Foreign currency translation adjustment	-	-	-	(5,439)	-	(5,439)
Net loss	-	-	-	-	(363,282)	(363,282)

Balance at December 31, 2012	150,000,000	$150,000	$(144,858)	$(8,320)	$(2,299,338)	$(2,302,516)

Foreign currency translation adjustment	-	-	-	(4,138)	-	(4,138)
Net loss	-	-	-	-	(375,946)	(375,946)

Balance at December 31, 2013	150,000,000	$150,000	$(144,858)	$(12,458)	$(2,675,284)	$(2,682,600)
Foreign currency translation adjustment	-	-	-	4,177	-	4,177
Net loss	-	-	-	-	(274,848)	(274,848)

Balance at September 30, 2014	150,000,000	$150,000	$(144,858)	$(8,281)	$(2,950,132)	$(2,953,271)

The accompanying notes are an integral part of these consolidated financial statements.

ANTIVIRAL TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
AND FROM SEPTEMBER 13, 2007 (INCEPTION) TO SEPTEMBER 30, 2014
Unaudited, currency stated in United States Dollars

			For the period
	Nine Months ended		September 30, 2007
	September 30		(Inception) to
	2014	2013	September 30, 2014

Cash flows from operating activities:
Net Loss	$(274,848)	$(260,440)	$(2,950,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	161	832	10,289
Amortization	14,198	11,142	58,973
Written off on patents	17,938	15,041	72,161
Change in assets and liabilities:
Prepaid expenses, deposits	-	-	(2)
Other receivables	-	-	-
Accruals	9,948	30,384	185,568
Related party payables	-	-	490
Amounts due to directors and officers	193,499	166,796	1,288,633
Compensatory option issuances	-	-	560
Net cash generated/(used) in operating activities	(39,104)	(36,245)	(1,333,460)

Cash flows from investing activities:
Purchase of plant and equipment	40	(124)	(10,989)
Patents filing costs	(17,700)	(27,775)	(599,779)
Net cash used in investing activities	(17,660)	(27,899)	(610,768)

Cash flows from financing activities:
Amount due to the stockholder	55,727	61,829	1,793,355
Director’s advancement	504	5,547	158,390
Sales of common stock	-	-	21,000
Net cash (used in) provided by financing activities	56,231	67,376	1,972,745

Net increase/(decrease) in cash and cash equivalents	(533)	3,232	28,517

Effect of exchange rate changes on cash and cash equivalents	4,072	(3,290)	(24,479)

Cash and cash equivalents – beginning of period	499	699	-

Cash and cash equivalents – end of period	$4,038	$641	$4,038

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$31,962
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ANTIVIRAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINENINE MONTHS ENDED SEPTEMBER 30, 2014   (UNAUDITED)

(Stated in US Dollars)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements of Antiviral Technologies, Inc. at September 30, 2014 and 2013 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2013. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended September 30, 2014 and 2013 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2013 balance sheet has been derived from the Company’s audited financial statements included in its annual report on Form 10-K for the year ended December 31, 2013.

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

NOTE 3  CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Company to concentrations of credit risk, consists of cash and other receivables as of September 30, 2014 and 2013. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of September 30, 2014 and 2013, the Company’s bank deposits were all placed with banks in Hong Kong and the PRC where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

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

As of September 30, 2014, the Company has not generated any revenue and has incurred an accumulated deficit since inception totaling $2,950,132 at September 30, 2014 and its current liabilities exceed its current assets by $3,422,396. These financial statements do not include any adjustments relating to the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

NOTE 5  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Principles of consolidation

The consolidated financial statements are presented in US Dollars and include the accounts of the Company and its subsidiary.  All significant inter-company balances and transactions are eliminated in consolidation.

The Company owned its subsidiary soon after its inception and continued to own the equity’s interests through September 30, 2014.  The following table depicts the identity of the subsidiary:

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

(h)

Income taxes

The Company accounts for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”).  We have determined an estimated annual effective tax rate.  The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate.  As of September 30, 2014, the estimated effective tax rate for the year will be zero.

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

The exchange rates used to translate amounts in HKD and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30, 2014	December 31, 2013	September 30, 2013
Twelve months ended HKD : USD exchange rate		7.75480
Nine months ended HKD : USD exchange rate	7.76370		7.75480
Average nine months ended HKD : USD exchange rate	7.75449		7.75800

	September 30, 2014	December 31, 2013	September 30, 2013
Twelve months ended RMB : USD exchange rate		6.11400
Nine months ended RMB : USD exchange rate	6.15600		6.15140
Average nine months ended RMB : USD exchange rate	6.15023		6.22152

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

(j)

Per Share Information

Earnings per share are based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect, if any, for common stock equivalents, including stock options, restricted stock, and other stock-based compensation. Earnings per common share are computed in accordance with ASC Topic 260, Earnings Per Share, which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive securities outstanding during the year.  We had a net loss for the nine-month periods ended September 30, 2014 and 2013, and accordingly, any outstanding equivalents would be anti-dilutive.

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

•

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

•

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

•

The organization’s assets measured at the amount of the expected cash proceeds from liquidation, including any items it had not previously recognized under U.S. GAAP that it expects to either sell in liquidation or use in settling liabilities (e.g., trademarks).

•

The organization’s liabilities as recognized and measured in accordance with existing guidance that applies to those liabilities.

•

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

In August 2014, FASB has issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements— Going Concern (Subtopic 205-40). In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies. When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

(a) Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)

(b) Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

(c) Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

(a) Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern

(b) Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

(c)Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

NOTE 6  PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment is summarized as follows:

	As of September 30, 2014	As of December 31, 2013
	-------------------------------	-------------------------------
Cost

Plant and Machinery	$3,888	$3,893
Furniture, fixture and equipment	1,813	1,825
Office equipment	5,288	5,311
	-----------------------	-----------------------
	10,989	11,029
Accumulated depreciation	(10,512)	(10,387)
	-----------------------	-----------------------

	$477	$642
	==============	==============

Depreciation expenses included in the general and administrative expenses for the nine months ended September 30, 2014 and for the year ended December 31, 2013 were $161 and $995.

NOTE 7  PATENTS, NET

Patents are summarized as follows:

	As of September 30, 2014	As of December 31, 2013
	-------------------------------	-------------------------------
Cost

Patents	$460,640	$460,801
License	66,978	67,055
	-----------------------	-----------------------
	527,618	527,856
Accumulated amortization	(58,970)	(44,841)
	-----------------------	-----------------------

	$468,648	$483,015
	==============	==============

Amortization included in the general and administrative expenses for the nine months ended September 30, 2014 and for the year ended December 31, 2013 were $14,198 and $15,162.

Written off on patents included in the general and administrative expenses for the period September 13, 2007 (Inception) to September 30, 2014 was $72,162.

NOTE 8  AMOUNTS DUE TO DIRECTORS AND/OR OFFICERS

Amounts due to directors and officers were the amount due to Mr. Francis Chi, Director, Dr. Bill Piu Chan, Director, Mr. Kin Chung Cheng, Director and Chief Financial Officer, Dr. Jess Gilbert Thoene, Director and Chief Technical Officer and Ms. Patricia Yee Ying Leung, Chief Executive Officer and was unsecured, interest free and repayable upon completion of any fund raising exercise of Obio HK or ATI. The balances due to directors and/or officers are $1,447,023 and $1,253,020 as of September 30, 2014 and December 31, 2013 respectively.

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

NOTE 11  RELATED PARTY TRANSACTIONS

In the normal course of its business, the group carried out the following related party transactions during the nine months ended September 30, 2014 and 2013.

	For the nine months ended
	September 30, 2014	September 30, 2013

Company secretarial fee paid to related parties (a)	$507	$503

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

NOTE 14 SUBSEQUENT EVENTS

In preparing these financial statements, the Company evaluated the events and transactions that occurred from July 1, 2014, through November 13, 2014, the date these financial statements were issued. The Company has made the required additional disclosures in reporting periods in which subsequent events occur.

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

Liquidity and Capital Resources

As of September 30, 2014, we had current assets of $4,040 consisting of cash and cash equivalents of $4,038 as well as deposits and prepayments of $2.  As of September 30, 2014, our total assets were $473,165, consisting primarily of the net value of patents of $468,648.

As of September 30, 2014, our current liabilities were $3,426,436, consisting of amounts due to our majority shareholder and directors in the amounts of $1,793,355 and $1,419,201 respectively, which are unsecured, interest free and repayable upon demand.

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

Going Concern Consideration

The Company is a development stage company. The Company incurred a net loss of $274,848 for the nine months ended September 30, 2014 and has an accumulated net loss of $2,950,132 as at September 30, 2014. The Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in emerging markets and the competitive environment in which the Company operates. The Company is pursuing financing for its operations. Failure to secure such financing and to raise additional equity capital may result in the Company depleting its available funds and not being able to pay its obligations. These financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:   November 13, 2014.

By:

/s/Kin Chung Cheng

-------------------------------------------------------

Kin Chung CHENG, Chief Financial Officer

Date:   November 13, 2014.